Form 10QSB
period 1995-03-31
RANDERS GROUP INC
filed 1995-05-15
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1995

              [ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____


                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
       (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                    38-2788025
- ---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                       49444
- ------------------------------------------                     ----------
(Address of Principal Executive Offices)                       (Zip Code)

                                (616)  733-0036
                          (Issuer's Telephone Number)
__________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__       No _____


Number of Common shares, par value $.0001, outstanding at April 30, 1995:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                   Page
                                                                   ----
Facing Sheet.......................................................  1

TABLE OF CONTENTS..................................................  2

PART I   Financial Information

  ITEM 1  Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
          March 31, 1995 and December 31, 1994.....................  3

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three months ended March 31, 1995 and
          1994.....................................................  5

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three months ended March 31, 1995 and
          1994.....................................................  6

          Notes to Condensed Consolidated Financial Statements ....  8

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................... 11

PART II  Other Information......................................... 13

SIGNATURES......................................................... 14

STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE

FINANCIAL DATA SCHEDULE

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                            March 31,  December 31,
     ASSETS                                  1995          1994
     ------                              -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents              $   677,045    $  776,430
  Accounts receivable, less
    allowances of $17,000
    and $81,000 for possible
    losses                                 1,819,527     1,967,584
  Refundable income taxes                    138,440        72,907
  Prepaid expenses and other                 108,363       104,863
  Future income tax benefits                 102,000       102,000
                                         -----------    ----------

        TOTAL CURRENT ASSETS               2,845,375     3,023,784
                                         -----------    ----------


NET PROPERTY AND EQUIPMENT                 2,585,912     2,609,084
                                         -----------    ----------

OTHER ASSETS:
  Notes and accounts receivable -
    Affiliate                              1,156,241     1,096,849
  Real estate held for resale                237,853       237,853
  Goodwill, less accumulated
    amortization of $87,885
    and $84,816                              156,632       159,701
  Miscellaneous                               28,111        31,046
                                         -----------    ----------

        TOTAL OTHER ASSETS                 1,578,837     1,525,449
                                         -----------    ----------


                                         $ 7,010,124    $7,158,317
                                         ===========    ==========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                           March 31,   December 31,
                                             1995          1994
                                         -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Note payable - bank                    $ 1,363,000   $  980,000
  Accounts payable                           521,471      985,144
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                              158,000       66,000
  Accrued compensation                       177,896      181,108
  Other accrued expenses                      71,069       50,032
  Current maturities of long-term debt       133,853      135,554
                                          ----------   ----------

     TOTAL CURRENT LIABILITIES             2,425,289    2,397,838


LONG-TERM DEBT, less current
  maturities                               1,187,576    1,221,563

DEFERRED CREDIT, less accumulated
  amortization of $18,415 and
  $14,732                                     55,244       58,927
                                         -----------   ----------

     TOTAL LIABILITIES AND DEFERRRED
       CREDIT                              3,668,109    3,678,328
                                         -----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                 1,412        1,412
  Additional paid-in capital               1,536,439    1,536,439
  Retained earnings                        1,804,164    1,942,138
                                         -----------   ----------

     TOTAL STOCKHOLDERS' EQUITY            3,342,015    3,479,989
                                         -----------   ----------

                                         $ 7,010,124   $7,158,317
                                         ===========   ==========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       Three Months Ended March 31,
                                       ----------------------------
                                            1995          1994
                                        ------------  ------------
REVENUES:
  Construction                          $1,017,559    $1,461,421
  Service/consulting                     1,564,051     1,796,867
  Rental                                    75,534        73,609
                                         ---------     ---------

  Total Revenues                         2,657,144     3,331,897
                                         ---------     ---------

COSTS AND EXPENSES:
  Construction costs                       961,525     1,348,831
  Costs of services/consulting           1,331,499     1,588,862
  Rental costs                              56,650        52,956
  Selling, administrative and
    general expenses                       470,434       483,420
                                         ---------     ---------

  Total Costs and Expenses               2,820,108     3,474,069
                                         ---------     ---------

  Operating income (loss)                 (162,964)     (142,172)
                                         ---------     ---------

OTHER INCOME (EXPENSES):
  Interest expense                         (56,117)      (35,983)
  Interest income                           12,107        14,289
                                         ---------     ---------

  Other Income (Expense) - Net             (44,010)      (21,694)
                                         ---------     ---------

  Income (loss) before taxes on income    (206,974)     (163,866)

INCOME TAXES (REDUCTION)                   (69,000)      (53,000)
                                         ---------     ---------

NET INCOME (LOSS)                       $ (137,974)   $ (110,866)
                                        ==========    ==========

NET INCOME (LOSS) PER SHARE             $     (.01)   $     (.01)
                                        ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                           14,115,682    14,106,591


DIVIDENDS PER SHARE                     $   -0-       $   -0-
                                        ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                       1995           1994
                                                    ----------      ----------
CASH FLOWS FROM (FOR) OPERATIONS:
   Cash received from customers                   $ 2,749,160     $ 4,069,026
   Cash paid to suppliers and employees            (3,135,007)     (4,667,899)
   Interest received                                    7,556           9,737
   Interest paid                                      (56,117)        (35,983)
   Income taxes (paid) refunded                         3,467         (20,520)
                                                    ---------        --------

      Net Cash From (For) Operations                 (430,941)       (645,639)
                                                    ---------       ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
   Capital expenditures                               (16,956)        (76,264)
                                                    ---------       ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Net borrowings (payments) on line of credit        383,000         150,000
   Principal payments on loans                        (35,688)        (34,857)
    Payments received on note from affiliate            1,200            -
                                                    ---------       ---------

      Net Cash From (For) Financing Activities        348,512         115,143
                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH                       (99,385)       (606,760)

Cash and cash equivalents, at
   beginning of period                                776,430       1,696,874
                                                    ---------       ---------

Cash and cash equivalents, at
   end of period                                  $   677,045     $ 1,090,114
                                                    =========       =========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                               Three Months Ended
                                                   March 31,
                                           -------------------------
                                              1995           1994
                                           ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH FROM (FOR) OPERATIONS:
Net income (loss)                           $(137,974)    $ (110,866)
Depreciation and amortization                  39,514          68,291
Changes in operating assets and
  liabilities:
  Accounts and notes receivable                87,465         732,577
  Prepaid expenses and other                  (66,098)        (77,777)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress        (371,673)     (1,254,785)
  Accrued expenses                             17,825          (3,079)
                                             ---------     ----------

NET CASH FROM (FOR) OPERATIONS              $(430,941)     $ (645,639)
                                            ==========     ==========





     See accompanying notes to condensed consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The Company provides design, project management, general contracting and development services to industrial and commercial clients throughout the United States. The Company considers such operations to constitute one business segment.

         The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. On consolidation all material intercompany accounts and transactions are eliminated.

         The condensed consolidated financial statements included herein are unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

         A portion of the Company's business is derived from long-term contracts, the income from which is recognized on the percentage-of-completion method. Results of operations for any quarter may include revisions to estimated earnings for such contracts that were recorded in prior periods and these revisions may again be adjusted in subsequent quarters as further information becomes available or the contracts are completed. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         These condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment used in the construction and service/ consulting operations consist of the following:

                                     March 31,    December 31,
                                       1995           1994
                                   ------------   ------------
Cost                               $  1,946,369   $  1,937,009
Less accumulated amortization           800,866        773,946
                                   ------------   ------------

     Net                           $  1,145,503   $  1,163,063
                                   ============   ============

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



         Property and equipment used in rental operations consist of the following:

Cost                                                           $  1,656,071   $  1,648,476
Less accumulated amortization                                       215,662        202,455
                                                               ------------   ------------

     Net                                                       $  1,440,409   $  1,446,021
                                                               ============   ============

Net Property and Equipment - total                             $  2,585,912   $  2,609,084
                                                               ============   ============

NOTE 3 - NOTE PAYABLE - BANK

         The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1994 and March 31, 1995.

         The line of credit is collateralized by all the assets of the Company and its subsidiaries. The loan agreement further provides that the Company is to maintain consolidated net worth of at least $1,500,000. Unrestricted equity was $1,979,989 at December 31, 1994 and $1,842,015 at March 31, 1995.

NOTE 4 - CONTINGENCIES

Insurance Coverage

         Due to the limited availability and high cost of professional liability insurance covering services related to the chemical industry, two of the Company's subsidiaries do not maintain such insurance. Management is not aware of any uninsured claims or potential claims which may be asserted against the Company. Although the Company has never incurred a significant liability because of work performed for clients in the chemical industry, there can be no assurances that the Company will not incur such a liability in the future.

Guarantee

         The Company has guaranteed the payment of a $665,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $587,000 outstanding on the line at December 31, 1994 and March 31, 1995. The loan relates to the joint development of a condominium project by FVALP and the Company.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 - NET INCOME LOSS PER SHARE

         Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                     ITEM 2

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's construction and service/consulting operations normally do not require a significant investment in property and equipment or other long-term assets. Short-term needs for cash may develop as the service/consulting business expands and cash is consumed by operations prior to the collection of the related revenue. Construction operations may provide temporary cash resources as amounts payable to subcontractors and suppliers are normally not due until after the related receivable from the client is collected.

         The Company's rental operations have required a significant investment in real estate. These operations have been primarily financed by long-term debt.

         Operations for the first quarter of 1995 consumed $431,000 of cash. A net loss of $138,000 for the period, combined with a decrease of $372,000 in accounts payable and billings in excess of costs and estimated earnings on contracts in progress were only partially offset by a $79,000 decrease in accounts receivable and miscellaneous items. The decrease in accounts receivable and accounts payable is due primarily to a decrease in activity during the first quarter of 1995. In addition to the $431,000 of cash consumed by operations, $34,000 was used to reduce debt and $17,000 was used for capital expenditures. The uses of cash were partially offset by additional borrowing of $383,000 on the Company's line of credit thus resulting in a $99,000 decrease in cash for the quarter.

         Management is not aware of any known trends, demands, commitments, events or uncertainties, other than the following, that will result in the Company's liquidity increasing or decreasing in any material way.

         In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that a new source of long-term financing will be secured or that the current agreement will be extended.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



         The Company does not have any material commitment for capital expenditures which are outside the ordinary course of business. However, an affiliated company is expected to borrow an additional $78,000 from a bank for further development of a condominium project. The additional borrowings by the affiliate will increase the Company's guarantee of its debt to $665,000. If the affiliate receives sales commitments for the planned units, the Company may provide additional short-term financing to the affiliate in order to complete construction of those units.

         Management does not contemplate or expect any change in capital resources of the Company, including any material changes in the mix or relative cost of such capital resources or any changes between debt and equity except as discussed. Accordingly, management expects that other cash flow needs will be provided primarily from operations.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                           Three Months Ended March 31,
                           ----------------------------
                               1995            1994
                           ------------    ------------
Revenues                       100.0%         100.0%
Gross Profit                    11.6%          10.2%
Selling Administrative
 and General Expenses           17.7%          14.5%
Other Income (Expenses)         (1.7%)          (.6%)
Income Taxes (Reduction)        (2.6%)         (1.6%)
Net Income (Loss)               (5.2%)         (3.3%)

Three Months Ended March 31, 1995 Compared to 1994

         Revenues for the first quarter of 1995 were $2,657,000 compared to $3,332,000 for the same period in 1994, a decrease of 20.3%. Construction revenues decreased $444,000 (30.4%) while revenues from service/consulting fees decreased $233,000 (13.0%). Construction revenues continued to experience a slow down in spending among the Company's traditional client base while the decrease in service/ consulting revenues results primarily from a decrease in activity of the Charleston, WV office. Management has continued its increased marketing efforts and believes that such efforts will result in increased revenues in the future.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         The Company reported an operating loss of $163,000 during the first three months of 1995 compared to an operating loss of $142,000 during the same period of 1994. Construction operations reported a gross profit of $56,000 (5.5%) compared to a gross profit of $113,000 (7.7%) for 1994. The gross profit percentage on construction operations for the first quarter of 1995 was lower than normally expected as one of the larger projects in the Chicago area had been taken on at lower margins in an attempt to gain entry into that market area. Gross profit from service/consulting fees were $233,000 (14.9%) for the first quarter of 1995 compared to a gross profit of $208,000 (11.6%) in 1994. The increase in the gross profit percentage results primarily from a reduction in the labor component of services provided. Although the gross profit percentage is an improvement from 1994, it is still not at the level management expects. Accordingly, management continues to review staffing levels and efficiency at the various offices. Selling, administrative, and general expenses were $470,000 during the first quarter of 1995 compared to $483,000 for the same period in 1994, a decrease of $13,000 or 2.7%. Such costs, however, represented 17.7% of revenue in 1995 compared to 14.5% in 1994.

         Net interest expense was $44,000 for the first three months of 1995 compared to net interest expense of $22,000 in 1994. The increase results primarily from an increase in net borrowing .

                          PART II - OTHER INFORMATION


Items 1-5

         Not applicable.

Item 6

6(a)     Exhibits:         (1) Statement regarding Computation of Earnings
                               Per Share.

                           (2) Financial Data Schedule

6(b)     Reports on Form 8-K:  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE RANDERS GROUP INCORPORATED




Date:                            |s| Thomas R. Eurich
                                 -----------------------------------
                                 Thomas R. Eurich, President




Date:                            |s| Michael J. Krivitzky
                                 -----------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer




Date:                            |s| David A. Wiegerink
                                 -----------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number             Description
- --------------             -----------
       11                  Statement Regarding Computation of Earnings (Loss) Per Share

       27                  Financial Data Schedule