Form 10QSB
period 1995-06-30
RANDERS GROUP INC
filed 1995-08-11
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1995

              / /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____


                        Commission file number 0-18095.

   THE RANDERS GROUP INCORPORATED
         (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                        38-2788025
 (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 570 Seminole Road, Norton Shores, Michigan          49444
               (Address of Principal Executive Offices)           (Zip Code)

           (616)  733-0036
                            (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

Number of Common shares, par value $.0001, outstanding at July 31, 1995:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Facing Sheet................................................................  1

TABLE OF CONTENTS...........................................................  2

PART I     Financial Information

     ITEM 1    Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) -
               June 30, 1995 and December 31, 1994..........................  3

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three months and six months ended
               June 30, 1995 and 1994.......................................  5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Six months ended June 30, 1995 and
               1994.........................................................  7

               Notes to Condensed Consolidated Financial Statements.........  9

     ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  12

PART II    Other Information................................................  15

SIGNATURES..................................................................  17

STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE................  18

FINANCIAL DATA SCHEDULE.....................................................  19

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                           June 30,    December 31,
     ASSETS                                  1995         1994
     ------                               ----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents               $  402,372    $  776,430
  Accounts receivable, less
    allowances of $30,500 and
    $81,000 for possible
    losses                                 1,721,120     1,967,584
  Refundable income taxes                    155,907        72,907
  Prepaid expenses and other                 103,275       104,863
  Future income tax benefits                  52,000       102,000
                                          ----------    ----------

        TOTAL CURRENT ASSETS               2,434,674     3,023,784
                                          ----------    ----------


NET PROPERTY AND EQUIPMENT                 2,665,934     2,609,084
                                          ----------    ----------

OTHER ASSETS:
  Notes and accounts receivable -
    affiliate                              1,192,698     1,096,849
  Real estate held for resale                237,853       237,853
  Goodwill, less accumulated
    amortization of $90,954 and
    $84,816                                  153,563       159,701
  Miscellaneous                               25,407        31,046
                                          ----------     ---------

        TOTAL OTHER ASSETS                 1,609,521     1,525,449
                                          ----------    ----------


                                          $6,710,129    $7,158,317
                                          ==========    ==========




    See accompanying noted to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                           June 30,    December 31,
                                            1995           1994
                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                    $1,385,000    $  980,000
  Accounts payable                          369,581       985,144
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                              42,000        66,000
  Accrued compensation                      153,506       181,108
  Other accrued expenses                     64,637        50,032
  Current maturities of long-term debt      132,836       135,554
                                          ---------    ----------

     TOTAL CURRENT LIABILITIES            2,147,560     2,397,838


LONG-TERM DEBT, less current
  maturities                              1,154,136     1,221,563
DEFERRED CREDIT less accumulated
  amortization of $14,732                     -            58,927
                                          ---------     ---------

     TOTAL LIABILITIES AND DEFERRED
     CREDIT                               3,301,696     3,678,328
                                         ----------    ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       1,870,582     1,942,138
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           3,408,433     3,479,989
                                         ----------    ----------

                                         $6,710,129    $7,158,317
                                         ==========    ==========




    See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended          Six Months Ended
                                          June 30,                  June 30,
                                     1995         1994          1995         1994
                                  ----------   ----------    ----------   ----------
REVENUES:
  Construction                    $  749,644   $  651,290    $1,767,203   $2,112,711
  Service/consulting               1,725,201    2,176,162     3,289,252    3,973,029
  Rental                              79,290       79,772       154,824      153,381
                                  ----------   ----------    ----------   ----------

  Total Revenues                   2,554,135    2,907,224     5,211,279    6,239,121
                                  ----------   ----------    ----------   ----------

COSTS AND EXPENSES:
  Construction costs                 697,994      601,682     1,659,519    1,950,513
  Costs of services/consulting     1,234,066    1,716,624     2,565,565    3,360,173
  Rental costs                        53,632       54,338       110,282      107,294
  Selling, general and
    administrative expenses          417,950      501,423       888,384      930,156
                                  ----------   ----------    ----------   ----------

  Total Costs and Expenses         2,403,642    2,874,067     5,223,750    6,348,136
                                  ----------   ----------    ----------   ----------

  Operating Income (Loss)            150,493       33,157       (12,471)    (109,015)
                                  ----------   ----------    ----------   ----------

OTHER INCOME (EXPENSES):
  Interest expense                   (59,446)     (47,407)     (115,563)     (83,390)
  Interest income                     11,371       14,221        23,478       28,510
                                  ----------   ----------    ----------   ----------

  Other Income (Expenses) - Net      (48,075)     (33,186)      (92,085)     (54,880)
                                  ----------   ----------    ----------   ----------

  Income (Loss) Before Taxes
    on Income                        102,418          (29)     (104,556)    (163,895)

INCOME TAXES (REDUCTION)              36,000         -          (33,000)     (53,000)
                                  ----------   ----------    ----------   ----------

NET INCOME (LOSS)                 $   66,418   $      (29)   $  (71,556)  $ (110,895)
                                  ==========   ==========    ==========   ==========
NET INCOME (LOSS) PER SHARE       $      .00   $     (.00)   $     (.01)  $     (.01)
                                  ==========   ==========    ==========   ==========
AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES

OUTSTANDING                        14,115,682   14,115,682    14,115,682   14,111,136
                                  ===========  ===========   ===========  ===========


DIVIDENDS PER SHARE               $       -0-  $       -0-   $       -0-  $       -0-
                                  ===========  ===========   ===========  ===========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Six Months Ended
                                                          June 30,
                                                 --------------------------
                                                    1995           1994
                                                 ----------     -----------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers                   $5,350,252     $6,952,869
  Cash paid to suppliers and employees           (5,812,889)    (7,589,103)
  Interest received                                  14,421         19,407
  Interest paid                                    (115,563)       (83,390)
  Income taxes (paid) refunded                         -           (20,520)
                                                 ----------     ----------

  Net Cash From (For) Operations                   (563,779)      (720,737)
                                                 ----------     ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                             (152,334)      (163,892)
                                                 -----------    -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit       405,000        232,000
  Principal payments on loans                       (70,145)       (70,855)
  Payment received on note from affiliate             7,200           -
                                                 ----------     ----------

Net Cash From (For) Financing Activities            342,055        161,145
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH                    (374,058)      (723,484)

Cash and cash equivalents, at
  beginning of period                               776,430      1,696,874
                                                 ----------     ----------

Cash and cash equivalents, at
  end of period                                  $  402,372     $  973,390
                                                 ==========     ==========




    See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                 Six Months Ended
                                                     June 30,
                                            -------------------------
                                               1995           1994
                                            ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH FROM (FOR) OPERATIONS:
Net income (loss)                           $ (71,556)     $ (110,895)
Depreciation and amortization                  42,695         146,331
Provision for (reduction in) allowance
  on accounts receivable                      (50,500)          1,500
Changes in operating assets and
  liabilities:
  Accounts and notes receivable               202,973         713,748
  Prepaid expenses and other                  (34,830)        (82,620)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress        (639,563)     (1,423,774)
  Accrued expenses                            (12,998)         34,973
                                             --------      ----------

NET CASH FROM (FOR) OPERATIONS              $(563,779)     $ (720,737)
                                            =========      ==========





     See accompanying notes to condensed consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The Randers Group Incorporated and Subsidiaries ("the Company") provide design, project management, general contracting and development services to industrial and commercial clients throughout the United States. The Company considers such operations to constitute one business segment.

         The condensed consolidated financial statements include the accounts of The Randers Group Incorporated and all of its subsidiaries. On consolidation all material intercompany accounts and transactions are eliminated.

         The financial information included herein as of any date other than December 31, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Financial information as of December 31, has been taken from the audited financial statements of the Company, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994.

         A portion of the Company's business is derived from long-term contracts, the income from which is recognized on the percentage-of-completion method. Results of operations for any quarter may include revisions to estimated earnings for such contracts that were recorded in prior periods and these revisions may again be adjusted in subsequent quarters as further information becomes available or the contracts are completed. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment used in the construction and service/ consulting operations consist of the following:

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                                     June 30,     December 31,
                                       1995           1994
                                   ------------   ------------
Cost                                $2,003,734     $1,937,009
Less accumulated amortization          843,438        773,946
                                    ----------     ----------

     Net                            $1,160,296     $1,163,063
                                    ==========     ==========

         Property and equipment used in rental operations consist of the following:

                                       June 30,     December 31,
                                         1995           1994
                                     ------------   ------------
Cost                                  $1,734,086     $1,648,476
Less accumulated amortization            228,448        202,455
                                      ----------     ----------

     Net                              $1,505,638     $1,446,021
                                      ==========     ==========

Net Property and Equipment - total    $2,665,934     $2,609,084
                                      ==========     ==========

NOTE 3 - NOTE PAYABLE - BANK

         The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1994 and 9.0% at June 30, 1995.

         The line of credit is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain net worth of at least $1,500,000. Unrestricted equity was $1,979,989 at December 31, 1994 and $1,908,433 at June 30, 1995.

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

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Guarantee

         The Company has guaranteed the payment of a $665,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $587,000 outstanding on the line at December 31, 1994 and $306,645 at June 30, 1995. The loan relates to the joint development of a condominium project by FVALP and the Company.

NOTE 6 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                     ITEM 2
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's construction and service/consulting operations normally do not require a significant investment in property and equipment or other long-term assets. Short-term needs for cash may develop as the service/consulting operations expands and cash is consumed by operations prior to the collection of the related revenue. Construction operations may provide temporary cash resources as amounts payable to subcontractors and suppliers are normally not due until after the related receivable from the client is collected.

         The Company's rental operations do require a significant investment in real estate. These operations have been primarily financed by long-term debt.

         The following table sets forth information related to the Company's liquidity as of the dates indicated:

                                            June 30,    December 31,
                                              1995          1994
                                           ----------   ------------
Cash and cash equivalent                   $  402,372    $  776,430

Working capital                            $  287,114    $  625,946

Ratio of current assets to
  current liabilities                       1.13 to 1     1.26 to 1

Funds available under the
  line of credit                           $  115,000    $  470,000

         Operations for the first six months of 1995 resulted in a $564,000 decrease in cash. A decrease of $168,000 in accounts receivable and prepaid expenses combined with non-cash expenses of $51,000 were not sufficient to offset the net loss of $72,000, a $652,000 decrease in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on contracts in progress, and non-cash income of $59,000. The decrease in accounts receivable and accounts payable is due primarily to a decrease in construction activity during the first six months of 1995. In addition to the $564,000 of cash consumed by operations, $70,000 was used to reduce debt and $152,000 was used for capital expenditures. The use of cash for operations, debt reduction, and capital expenditures was only partially offset by additional borrowings of $405,000 on the Company's line of credit and collections of $7,000 on a note receivable from an affiliate. The result of the foregoing was a $374,000 decrease in cash during the first six months of 1995.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         Management is not aware of any known trends, demands, commitments, events, or uncertainties, other than the expectation of continued profitable operations and the following, which will result in the Company's liquidity increasing or decreasing in any material way.

         The Company has a line of credit with a bank which provides for advance up to $1,500,000. At June 30, 1995, the Company had outstanding borrowings of $1,385,000 on the line. Management expects that the line of credit, which expires March 31, 1996, will be renewed under similar terms and conditions.

         In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that the current agreement will be extended or a new source of long-term financing will be secured.

         The Company does not have any material commitment for capital expenditures which are outside the ordinary course of business. However, an affiliated company is expected to borrow an additional $358,000 from a bank for further development of a condominium project. The additional borrowings by the affiliate will increase the Company's guarantee of its debt to $665,000. If the affiliate receives sales commitments for the planned units, the Company may provide additional short-term financing to the affiliate in order to complete construction of those units.

         In June 1995, the Company opened an office in Springfield, Massachusetts. The office, which is being opened to better serve the needs of an existing client in that area, is expected to increase future service/consulting revenues for the Company. The Company is not expected to incur any major commitments for capital expenditures related to the new office. However, cash may be consumed during the initial operations as funds are converted into accounts receivable.

         Also during June 1995, the Company announced that it had formed a new subsidiary, Viridian Technology, Inc., to design and manufacture modular process equipment systems for the chemical and process related industries. Viridian's products, which will complement the services currently provided by the Company, are expected to be sold in both domestic and foreign markets. The new business is not expected to require a signficant cash investment as the Company plans to sell the systems on a basis requiring progress payments which approximate out of pocket costs and that, at least initially, the manufacturing of the systems will be sub-contracted to others.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



         Management does not contemplate or expect any change in capital resources of the Company, including any material changes in the mix or relative cost of such capital resources or any changes between debt and equity except as discussed. Accordingly, management expects that other future cash flow needs will be provided primarily from operations.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                             Three Months           Six Months
                            Ended June 30,         Ended June 30,
                           ----------------       ---------------
                             1995    1994          1995     1994
                           -------  -------       ------   ------
Revenues                   100.0%    100.0%       100.0%   100.0%
Operating Income (Loss)      5.9%      1.1%         (.2%)   (1.7%)
Other Income (Expenses)
   - Net                    (1.9%)    (1.1%)       (1.8%)    (.8%)
Income Taxes (Reduction)     1.4%      0.0%         (.6%)     .8%
Net Income (Loss)            2.6%      0.0%        (1.4%)   (1.7%)

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

         Revenues for the first six months of 1995 were $5,211,000 compared to $6,239,000 for the same period in 1994. Construction revenues decreased $346,000 (16.4%) while revenues from service/consulting fees decreased $684,000 (17.2%). Construction revenues continued to experience a decline as construction spending among the Company's traditional client base remains low. The decrease in sevice/consulting revenues results primarily from a decrease in activity of the Charleston, WV office and from the downsizing and eventual closing of the Company's operations in Chicago. Management has continued its increased marketing efforts and believes that such efforts will result in increased revenues in the future.

         The Company reported an operating loss of $12,000 during the first six months of 1995 compared to an operating loss of $109,000 during the same period of 1994. Construction operations reported a gross profit of $108,000 (6.1%) compared to a gross profit of $162,000 (7.7%) for 1994. The gross profit percentage on construction operations for the first six months of 1995 was lower than normally expected as one of the larger projects had been taken on at lower margins in an attempt to gain entry into the Chicago market.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Gross profit from service/consulting fees was $724,000 (22.0%) for the first six months of 1995 compared to $613,000 (15.4%) in 1994. The gross profit percentage for service/consulting operations during the first six months of 1995 was higher than that experienced in 1994 due primarly to a reduction in labor cost resulting from staff reductions. These savings were only partially offset by increasing labor rates which have been difficult to pass on through increased rates. Selling, general and administrative expenses were $888,000 for the first six months of 1995, compared to $930,000 for the first six months
of 1994, a decrease of $42,000 (4.5%).   The decrease in cost relates primarily
to the write off of a deferred credit resulting from the closing of the Chicago office. Such costs however, were 17.0% of revenue in 1995 compared to 14.9% of revenue of 1994.

         Net interest expense was $92,000 for the first six months of 1995 compared to net interest expense of $55,000 in 1994. The increase in interest expense results from an increase in net borrowing between the two periods.

                          PART II - OTHER INFORMATION


Items 1-3

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of The Randers Group Incorporated was held on April 25, 1995, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Item 4 - Submission of Matters to a Vote of Security Holders (Continued)

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                    Shares       Shares                      Shares
                     Voted        Voted        Shares          Not
                     "For"      "Against"   "Abstaining"      Voted
                  ----------    ---------   ------------    ---------
T.R. Eurich       11,605,284     44,745        2,000        2,463,653
M.J. Krivitzky    11,602,320     45,009        4,700        2,463,653
T.J. McEnhill     11,605,020     45,009        2,000        2,463,653
B.M. Bourdon      11,601,620     45,709        4,700        2,463,653

         The appointment of BDO Seidman as independent auditor was approved by the following vote:

                      Shares       Shares                     Shares
                       Voted        Voted        Shares         Not
                      "For"       "Against"   "Abstaining"     Voted
                    ---------     ---------   ------------   ---------
                    8,617,620      35,809      2,998,600     2,463,653

Item 5

         Not Applicable.

Item 6 - Exhibits

6(a)     Exhibit: (1) Statement regarding Computation of Earnings Per     Share.

       (2) Financial Data Schedule.

6(b)     Reports on Form 8-K:  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         THE RANDERS GROUP INCORPORATED




Date:                     |s| Thomas R. Eurich
                          -----------------------------
                         Thomas R. Eurich, President




Date:                     |s| Michael J. Krivitzky
                          -----------------------------
                         Michael J. Krivitzky
                         Senior Vice President and Treasurer




Date:                     |s| David A. Wiegerink
                          -----------------------------
                         David A. Wiegerink, Vice President
                         Finance and Administration
                         Principal Accounting Officer

                         The Randers Group Incorporated
                                 Exhibit 6(a)-1
          Statement Regarding Computation of Earnings (Loss) Per Share

Primary Earnings Per Share

         Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during each period. The number of shares used in computing net income (loss) per share for each of the periods included herein are as follows:

                                           Weighted Average
                      Weighted Average    Number of Dilutive
                      Number of Common     Common Equivalent
                     Shares Outstanding   Shares Outstanding        Total
                     ------------------   ------------------   --------------
Six Months Ended

 June 30, 1995           14,115,682              ---             14,115,682
 June 30, 1994           14,111,136              ---             14,111,136

Three Months Ended

 June 30, 1995           14,115,682              ---             14,115,682
 June 30, 1994           14,115,682              ---             14,115,682