Form 10QSB
period 1995-09-30
RANDERS GROUP INC
filed 1995-11-13
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1995

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _____

                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                           38-2788025
-------------------------------   ------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
 Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                      49444
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (616)  733-0036
                      ----------------------------------
                          (Issuer's Telephone Number)

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

Number of Common shares, par value $.0001, outstanding at October 31, 1995:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----

Facing Sheet..........................................................  1

TABLE OF CONTENTS.....................................................  2

PART I  Financial Information

        ITEM 1 Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) -
               September 30, 1995 and December 31, 1994...............  3

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three months and nine months ended
               September 30, 1995 and 1994............................  5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Nine months ended September 30, 1995
               and 1994...............................................  6

               Notes to Condensed Consolidated Financial
               Statements.............................................  8

        ITEM 2 Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......... 11

PART II        Other Information...................................... 14

SIGNATURES............................................................ 15

EXHIBITS

        Statement Regarding Computation of Earnings (Loss) Per Share..

        Financial Date Schedule.......................................

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                        September 30,  December 31,
     ASSETS                                 1995           1994
     ------                             -------------  ------------
CURRENT:
  Cash and cash equivalents               $  390,380    $  776,430
  Accounts receivable, less
    allowances of $28,000 and
    $81,000 for possible losses            1,720,430     1,967,584
  Refundable income taxes                    140,408        72,907
  Prepaid expenses and other                  86,780       104,863
  Future income tax benefits                  52,000       102,000
                                          ----------    ----------

        TOTAL CURRENT ASSETS               2,389,998     3,023,784
                                          ----------    ----------


NET PROPERTY AND EQUIPMENT                 2,650,750     2,609,084
                                          ----------    ----------

OTHER ASSETS:
  Notes and accounts receivable -
    affiliate                              1,058,905     1,096,849
  Real estate held for resale                237,853       237,853
  Goodwill, less accumulated
    amortization of $94,023 and
    $84,618                                  150,494       159,701
  Miscellaneous                               22,401        31,046
                                          ----------     ---------

        TOTAL OTHER ASSETS                 1,469,653     1,525,449
                                          ----------    ----------

                                          $6,510,401    $7,158,317
                                          ==========    ==========





   See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                        September 30,  December 31,
                                             1995          1994
                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Note payable - bank                    $1,197,000    $  980,000
  Accounts payable                          403,708       985,144
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                              35,700        66,000
  Accrued compensation                      151,625       181,108
  Other accrued expenses                     26,818        50,032
  Current maturities of long-term debt      131,819       135,554
                                          ---------    ----------

     TOTAL CURRENT LIABILITIES            1,946,670     2,397,838


LONG-TERM DEBT, less current
  maturities                              1,118,543     1,221,563
DEFERRED CREDIT less accumulated
  amortization of $14,732                     -            58,927
                                         ----------   -----------

     TOTAL LIABILITIES AND DEFERRED
        CREDIT                            3,065,213     3,678,328
                                         ----------    ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       1,907,337     1,942,138
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           3,445,188     3,479,989
                                         ----------    ----------

                                         $6,510,401    $7,158,317
                                         ==========    ==========





   See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                     1995         1994          1995         1994
                                  ----------   ----------    ----------   ----------
REVENUES:
  Construction                    $  351,781   $1,113,251    $2,118,984   $3,225,962
  Service/consulting               1,608,367    2,037,080     4,897,619    6,010,109
  Rental                              80,282       83,666       235,106      237,047
                                   ---------    ---------     ---------    ---------

  Total Revenues                   2,040,430    3,233,997     7,251,709    9,473,118
                                   ---------    ---------    ----------    ---------

COSTS AND EXPENSES:
  Construction costs                 329,994    1,006,892     1,989,513    2,957,405
  Cost of services/consulting      1,085,804    1,638,249     3,651,369    4,998,422
  Rental costs                        59,308       53,367       169,590      160,661
  Selling, general and
    administrative expenses          458,910      533,003     1,347,294    1,463,159
                                   ---------    ---------     ---------    ---------

  Total Costs and Expenses         1,934,016    3,231,511     7,157,766    9,579,647
                                   ---------    ---------    ----------    ---------

  Operating Income (Loss)            106,414        2,486        93,943     (106,529)
                                   ---------    ---------     ---------    ---------

OTHER INCOME (EXPENSES):
  Interest expense                   (60,397)     (54,266)     (175,960)    (137,656)
  Interest income                     10,738       17,227        34,216       45,738
                                   ---------    ---------     ---------    ---------

  Other Income (Expenses) - Net      (49,659)     (37,039)     (141,744)     (91,918)
                                   ---------    ---------     ---------    ---------

  Income (Loss) Before Taxes
    on Income                         56,755      (34,553)      (47,801)    (198,447)

INCOME TAXES (REDUCTION)              20,000      (11,000)      (13,000)     (64,000)
                                   ---------     --------     ---------    ---------

NET INCOME (LOSS)                 $   36,755   $  (23,553)   $  (34,801)  $ (134,447)

NET INCOME (LOSS) PER SHARE       $     0.00   $    (0.00)   $    (0.00)  $    (0.01)
                                  ==========   ==========    ==========   ==========

AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                       14,115,682   14,115,682    14,115,682   14,112,654
                                  ==========   ==========    ==========   ==========





    See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Nine Months Ended
                                                   September 30,
                                            --------------------------
                                               1995            1994
                                            ----------      ----------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers              $7,524,860     $10,793,936
  Cash paid to suppliers and employees      (7,694,100)    (11,400,655)
  Interest received                             20,763          32,084
  Interest paid                               (175,960)       (137,656)
  Income taxes (paid) refunded                  (4,501)        (45,535)
                                            ----------      ----------

     Net Cash From (For) Operations           (328,938)       (757,826)
                                            ----------      ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                        (181,757)       (256,880)
                                            ----------      ----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Net borrowings (payments) on line of
    credit                                     217,000         306,000
  Principal payments on loans                 (106,755)        (84,144)
  Payments received on note from affiliate      14,400            -
                                            ----------      ----------

  Net Cash From (For) Financing Activities     124,645         221,856
                                            ----------      ----------

NET INCREASE (DECREASE) IN CASH               (386,050)       (792,850)

Cash and cash equivalents, at
  beginning of period                          776,430       1,696,874
                                            ----------      ----------

Cash and cash equivalents, at
  end of period                            $   390,380     $   904,024
                                            ==========      ==========





    See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                Nine Months Ended
                                                  September 30,
                                            -------------------------
                                               1995           1994
                                            ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH FROM (FOR) OPERATIONS:
Net income (loss)                           $ (34,801)    $  (134,447)
Depreciation and amortization                  90,371         221,493
Provision for (reduction in) allowance
  on accounts receivable                      (53,000)        (12,000)
Changes in operating assets and
  liabilities:
  Accounts and notes receivable               323,698       1,228,584
  Prepaid expenses and other                    9,227         (32,332)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress        (611,736)     (2,064,678)
  Accrued expenses                            (52,697)         35,554
                                            ---------      ----------

NET CASH FROM (FOR) OPERATIONS              $(328,938)     $ (757,826)
                                            =========      ==========






    See accompanying notes to condensed consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The Randers Group Incorporated and subsidiaries ("the Company") provide consulting, design, project management, general contracting, and development services to industrial and commercial clients throughout the United States. The Company considers such operations to constitute one business segment.

         The condensed consolidated financial statements include the accounts of The Randers Group Incorporated and all of its subsidiaries. On consolidation all material intercompany accounts and transactions are eliminated.

         The financial information included herein as of any date other than December 31, is unauditied; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Financial information as of December 31, has been taken from the audited financial statements of the Company, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994.

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

         The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment used in the construction and service/ consulting operations consist of the following:

                                   September 30,   December 31,
                                       1995           1994
                                   ------------   ------------
Cost                               $  2,033,157   $  1,937,009
Less accumulated amortization           874,630        773,946
                                   ------------   ------------

     Net                           $  1,158,527   $  1,163,063
                                   ============   ============

         Property and equipment used in rental operations consist of the following:

Cost                               $  1,734,085   $  1,648,476
Less accumulated amortization           241,862        202,455
                                   ------------   ------------

     Net                           $  1,492,223   $  1,446,021
                                   ============   ============

Net Property and Equipment Total   $  2,650,750   $  2,609,084
                                   ============   ============

NOTE 3 - NOTE PAYABLE - BANK

         The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1994 and 8.75% at September 30, 1995.

         The line of credit is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain net worth of at least $1,500,000. Unrestricted equity was $1,979,989 at December 31, 1994 and $1,945,188 at September 30, 1995.

NOTE 4 - CONTINGENCIES

INSURANCE COVERAGE

         Due to the limited availability and high cost of professional liability insurance covering services related to the chemical industry, two of the Company's subsidiaries do not maintain such insurance. Management is not aware of any uninsured claims or potential claims which may be asserted against the Company. Although the Company has never incurred a significant liability because of work performed, there can be no assurances that the Company will not incur such a liability in the future.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



GUARANTEE

         The Company has guaranteed a $665,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $587,000 outstanding on the affiliate's line of credit at December 31, 1994 and $456,645 outstanding at September 30, 1995. The loan relates to the joint development of a condominium project by FVALP and the Company.

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

         The Company's rental operations do require a significant investment in real estate. These operations have been primarily financed by long-term debt.

         The following table sets forth information related to the Company's liquidity as of the dates indicated.

                                       September 30,    December 31,
                                           1995            1994
                                       -------------    ------------
Cash and cash equivalent               $     390,380    $    776,430

Working capital                        $     443,328    $    625,946

Ratio of current assets to
  current liabilities                      1.23 to 1       1.26 to 1

Funds available under the line
  of credit                            $     303,000     $   470,000

         Operations for the first nine months of 1995 consumed $329,000 of cash. A decrease of $333,000 in accounts receivable and prepaid expenses combined with non-cash expenses of $37,000 were not sufficient to offset the net loss of $35,000 and the $664,000 decrease in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on contracts in progress. The decrease in accounts receivable and accounts payable is due primarily to a decrease in construction activity and the closing of the Chicago office during the first nine months of 1995. In addition to the $329,000 of cash consumed by operations, $106,000 was used to reduce debt and $182,000 was used for capital expenditures. The use of cash for operations, debt reduction, and capital expenditures was only partially offset by additional borrowings of $217,000 on the Company's line of credit and collection of $14,000 on a note receivable from an affiliate, resulting in a $386,000 decrease in cash during the first nine months of 1995.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         Management is not aware of any known trends, demands, commitments, events or uncertainties, other than the following, which will result in the Company's liquidity increasing or decreasing in any material way.

         The Company has a line of credit with a bank which provides for advance up to $1,500,000. At September 30, 1995, the Company had outstanding borrowings of $1,197,000 on the line. Management expects that the line of credit, which expires March 31, 1996, will be renewed under similar terms and conditions.

         In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that the current agreement will be extended or a new source of long-term financing will be secured.

         The Company does not have any material commitment for capital expenditures which are outside the ordinary course of business. However, an affiliated company is expected to borrow an additional $208,000 from a bank for further development of a condominium project. The additional borrowings by the affiliate will increase the Company's guarantee of its debt to $665,000. If the affiliate receives sales commitments for the planned units, the Company may provide additional short-term financing to the affiliate in order to complete construction of those units.

         In June 1995, the Company opened an office in Springfield, Massachusetts. The office, which was opened to better serve the needs of an existing client in that area, is expected to increase future service/consulting revenues for the Company. The Company is not expected to incur any major commitments for capital expenditures related to the new office, however, cash may be consumed during the initial operations as funds are converted into accounts receivable. As of September 30, 1995, there were three people employed in the Springfield office while a significant portion of the work generated from that location was being done in other offices.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                           Three Months           Nine Months
                          Ended Sept. 30,       Ended Sept. 30,
                           1995    1994          1995     1994
                         -------  -------       ------   ------
Revenues                  100.0%   100.0%        100.0%  100.0%
Direct Expenses            72.3%    83.4%         80.1%   85.7%
Selling, Administrative
  and General Expenses     22.5%    16.5%         18.6%   15.4%
Operating Income (Loss)     5.2%     0.1%          1.3%   (1.1%)
Other Income (Expenses)
   - Net                   (2.4%)  (1.1)%         (2.0%)  (1.0%)
Income Taxes (Reduction)    1.0%   (0.3)%         (0.2%)  (0.7%)
Net Income (Loss)           1.8%   (0.7)%         (0.5%)  (1.4%)

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

         Revenues for the first nine months of 1995 were $7,252,000 compared to $9,473,000 for the same period in 1994. Construction revenues decreased $1,107,000 (34.3%) while revenues from service/consulting fees decreased $1,112,000 (18.5%). Construction revenues continued to experience a decline as construction spending among the Company's traditional client base remains low. The decrease in service/consulting revenues during the first nine months of 1995 reflects a decrease in activity of the Charleston, WV office and the downsizing and eventual closing of the Company's operations in Chicago.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         The Company reported an operating profit of $94,000 during the first nine months of 1995 compared to an operating loss of $107,000 during the same period of 1994. Construction operations reported a gross profit of $129,000 (6.1%) compared to a gross profit of $269,000 (8.3%) in 1994. The gross-profit percentage was lower than normal in both years as two of the larger non-industrial projects had been taken on at lower margins in an attempt to gain entry into the Chicago market. Gross profit from service/consulting fees was $1,246,000 (25.4%) for the first nine months of 1995 compared to $1,012,000 (16.8%) in 1994. The gross profit percentage on service/consulting operations during the first nine months of 1995 was higher than that experienced in 1994 due in part to a reduction in labor cost resulting from staff reductions. These savings were offset in part by increasing labor rates which have been difficult to pass on through increased billing rates. Selling, administrative and general expenses were $1,347,000 for the first nine months of 1995, a decrease of $116,000 (7.9%) compared to the first nine months of 1994. The decrease in costs relates primarily to the closing of the Chicago office. Such costs, however, were 18.6% of revenue in 1995 compared to 15.4% of revenue in 1994.

         Net interest expense was $142,000 for the first nine months of 1995 compared to net interest expense of $92,000 in 1994. The increase in interest expense primarily results from an increase in net borrowings.

                          PART II - OTHER INFORMATION


Items 1-5

   Not applicable.

Item 6

6(a)     Exhibits:  Statement regarding Computation of Earnings Per Share.


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



                                 THE RANDERS GROUP INCORPORATED




Date:                            |s| Thomas R. Eurich
                                 -----------------------------------
                                 Thomas R. Eurich, President




Date:                            |s| Michael J. Krivitzky
                                 -----------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer



Date:                            |s| David A. Wiegerink
                                 -----------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                                 Exhibit Index

Exhibit No.                        Description
-----------                        -----------
    6(a)                           Statement Regarding Computation of Earnings
                                   (Loss) Per Share

    27                             Financial Data Schedule