Form 10QSB
period 1996-03-31
RANDERS GROUP INC
filed 1996-05-14
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1996

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to
                                                    ------   ------

                        Commission file number 0-18095.

                       THE RANDERS GROUP INCORPORATED
          --------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                              38-2788025
- -------------------------------       ------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                              49444
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                               (616)  733-0036
            -----------------------------------------------------
                         (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                     ---          ---

Number of Common shares, par value $.0001, outstanding at April 30, 1996:
14,115,682

                       THE RANDERS GROUP INCORPORATED

                                 FORM 10-QSB

                              QUARTERLY REPORT



                              TABLE OF CONTENTS
                              -----------------

                                                                      Page
                                                                      ----

Facing Sheet.........................................................  1

TABLE OF CONTENTS....................................................  2


PART I    Financial Information

     ITEM 1    Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) -
               March 31, 1996 and December 31, 1995..................  3

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three months ended March 31, 1996 and
               1995..................................................  5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Three months ended March 31, 1996 and
               1995..................................................  6

               Notes to Condensed Consolidated Financial Statements..  8

     ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations................... 13

PART II   Other Information.......................................... 18


     SIGNATURES...................................................... 19

     MATERIAL CONTRACTS.............................................. 20

     STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE.... 22

     FINANCIAL DATA SCHEDULE......................................... 23

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               ===============================================




                                              March 31,   December 31,
     ASSETS                                     1996          1995
     ------                                 -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                 $   415,521   $   409,087
  Accounts receivable, less
    allowances of $55,000
    and $45,000 for possible
    losses                                    2,621,514     2,499,199
  Prepaid expenses and other                     78,679        59,847
  Future income tax benefits                     62,000        62,000
                                            -----------   -----------

        TOTAL CURRENT ASSETS                  3,177,714     3,030,133
                                            -----------   -----------


NET PROPERTY AND EQUIPMENT                    2,670,184     2,617,919
                                            -----------   -----------

OTHER ASSETS:
  Notes and accounts receivable -
    Affiliate                                 1,080,705     1,061,033
  Real estate held for resale                   237,853       237,853
  Goodwill, less accumulated
    amortization of $100,161
    and $97,092                                 144,356       147,425
  Miscellaneous                                  16,518        20,623
                                            -----------   -----------

    TOTAL OTHER ASSETS                        1,479,432     1,466,934
                                            -----------   -----------


                                            $ 7,327,330   $ 7,114,986
                                            ===========   ===========



   See accompanying notes to condensed consolidated financial statements.

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)
               ===============================================



                                             March 31,    December 31,
                                               1996          1995
                                            -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
     Note payable - bank                     $1,329,000    $1,339,000
     Accounts payable                           343,590       680,332
     Billings in excess of costs and
       estimated earnings on contracts
       in progress                               27,200        54,000
     Accrued compensation                       216,055       162,113
     Accrued income taxes                       175,475        28,975
     Other accrued expenses                     148,844        37,409
     Current maturities of long-term debt       116,210       124,113
                                             ----------    ----------

        TOTAL CURRENT LIABILITIES             2,356,374     2,425,942


LONG-TERM DEBT, less current
     maturities                               1,054,352     1,084,220
                                             ----------    ----------

        TOTAL LIABILITIES                     3,410,726     3,510,162
                                             ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par - shares
       authorized 30,000,000; issued
       14,115,682                                 1,412         1,412
     Additional paid-in capital               1,536,439     1,536,439
     Retained earnings                        2,378,753     2,066,973
                                             ----------    ----------

        TOTAL STOCKHOLDERS' EQUITY            3,916,604     3,604,824
                                             ----------    ----------

                                             $7,327,330    $7,114,986
                                             ==========    ==========




     See accompanying notes to condensed consolidated financial statements.

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
               ===============================================



                                         Three Months Ended March 31,
                                         ----------------------------
                                              1996          1995
                                           ----------    ----------
REVENUES:
     Construction                          $  216,373    $1,017,559
     Service/consulting                     2,606,712     1,564,051
     Rental                                    82,666        75,534
                                           ----------    ----------

     Total Revenues                         2,905,751     2,657,144
                                           ----------    ----------

COSTS AND EXPENSES:
     Construction costs                       177,864       961,525
     Costs of services/consulting           1,716,778     1,331,499
     Rental costs                              54,209        56,650
     Selling, administrative and
       general expenses                       448,880       470,434
                                           ----------    ----------

     Total Costs and Expenses               2,397,731     2,820,108
                                           ----------    ----------

     Operating income (loss)                  508,020      (162,964)
                                           ----------    ----------

OTHER INCOME (EXPENSES):
     Interest expense                         (49,771)      (56,117)
     Interest income                           26,531        12,107
                                           ----------    ----------

     Other Income (Expense) - Net             (23,240)      (44,010)
                                           ----------    ----------

     Income (loss) before taxes on income     484,780      (206,974)

INCOME TAXES (REDUCTION)                      173,000       (69,000)
                                           ----------    ----------

NET INCOME (LOSS)                          $  311,780    $ (137,974)
                                           ==========    ==========
NET INCOME (LOSS) PER SHARE                $      .02    $     (.01)
                                           ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES
     OUTSTANDING                           14,115,682    14,115,682
                                           ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
               ===============================================


                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   1996            1995
                                                ----------      ----------
CASH FLOWS FROM (FOR) OPERATIONS:
     Cash received from customers               $2,763,436      $2,749,160
     Cash paid to suppliers and employees       (2,527,776)     (3,135,007)
     Interest received                               4,659           7,556
     Interest paid                                 (49,771)        (56,117)
     Income taxes (paid) refunded                  (26,500)          3,467
                                                ----------      ----------

        Net Cash From (For) Operations             164,048        (430,941)
                                                ----------      ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
     Capital expenditures                         (112,043)        (16,956)
     Advance to affiliate                          (10,000)           -
                                                ----------      ----------

     Net Cash From (For) Investing
          Activities                              (122,043)        (16,956)
                                                ----------      ----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
     Net borrowings (payments) on line of credit   (10,000)        383,000
     Principal payments on loans                   (37,771)        (35,688)
     Payments received on note from affiliate       12,200           1,200
                                                ----------      ----------

        Net Cash From (For) Financing Activities   (35,571)        348,512
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH                      6,434         (99,385)

Cash and cash equivalents, at
     beginning of period                           409,087         776,430
                                                ----------      ----------

Cash and cash equivalents, at
     end of period                              $  415,521      $  677,045
                                                ==========      ==========




     See accompanying notes to condensed consolidated financial statements.

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)
         ===========================================================


                                              Three Months Ended
                                                   March 31,
                                            ------------------------
                                              1996           1995
                                            ---------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
     NET CASH FROM (FOR) OPERATIONS:
Net income (loss)                           $ 311,780     $ (137,974)
Provision for (reduction in) allowance
  on accounts receivable                       10,000        (64,000)
Depreciation                                   59,778         36,445
Amortization                                    3,069          3,069
Changes in operating assets and
  liabilities:
  Accounts and notes receivable              (132,315)       151,465
  Prepaid expenses and other                  (36,599)       (66,098)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress        (363,542)      (371,673)
  Accrued expenses                            311,877         17,825
                                            ---------     ----------

NET CASH FROM (FOR) OPERATIONS              $ 164,048      $(430,941)
                                            =========     ==========




     See accompanying notes to condensed consolidated financial statements.

                       THE RANDERS GROUP INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            ====================================================


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

     The financial information included herein as of any date other than December 31, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Financial information as of December 31, has been taken from the audited financial statements of the Company, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995.

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

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                       THE RANDERS GROUP INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            ====================================================


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment used in the construction and service/consulting operations consist of the following:


                                     March 31,    December 31,
                                       1996           1995
                                   ------------   ------------
Cost                               $  2,176,796   $  2,069,408
Less accumulated amortization           973,283        928,076
                                   ------------   ------------

     Net                           $  1,203,513   $  1,141,332
                                   ============   ============

     Property and equipment used in rental operations consist of the following:


Cost                               $  1,738,741   $  1,734,085
Less accumulated amortization           272,070        257,498
                                   ------------   ------------
     Net                           $  1,466,671   $  1,476,587
                                   ============   ============

Net Property and Equipment - total $  2,670,184   $  2,617,919
                                   ============   ============

NOTE 3 - REAL ESTATE HELD FOR RESALE AND NOTES AND ACCOUNTS RECEIVABLE -
AFFILIATE

     The $237,853 of real estate held for resale at March 31, 1996 and December 31, 1995, represents two condominiums that were turned over to the Company as settlement for advances made to partners of FVALP. The carrying value of the assets held for sale approximates the estimated fair market value less cost to sell based on comparable properties. The estimate of the fair market value of the assets held for sale is dependent on current market conditions which could change in the near term. The amounts the Company could ultimately realize on the sale of the condominiums could differ from the amounts estimated. It is management's belief that the sale of these condominiums will not result in any material adverse impact to the Company's financial statements.

                       THE RANDERS GROUP INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            ====================================================


     Notes and accounts receivable from FVALP consist of the following:


                                      March 31,   December 31,
                                        1996          1995
                                   ------------   ------------
Notes receivable                   $    423,711   $    435,911
Accrued interest receivable              25,068          3,196
Accounts receivable                     631,926        621,926
                                   ------------   ------------

                                   $  1,080,075   $  1,061,033
                                   ============   ============

     The notes receivable bear interest at the prime rate (8.25% at March 31, 1996) and at March 31, 1996, are comprised of $246,285 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $631,926 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has guaranteed, but not the entire amounts due to the Company. No impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,434,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company will receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

     The Company's accounting for and classification of these amounts is based on sensitive estimates used to derive FVALP's projected construction costs on the condominium project, the time the condominiums will be held prior to sale, interest rates during these periods, the ultimate net sale price that will be received on the sale of the condominium project, the market value of the Company's common stock that was provided as collateral and the steps that will be taken to satisfy the receivables.

                       THE RANDERS GROUP INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            ====================================================


     The amounts FVALP ultimately realizes on the sale of the condominium project and the value of the collateral could differ from the amounts assumed in arriving at the carrying value and classification of the related receivables. It is management's belief that the sale of the condominium project and the ultimate settlement of the receivables from FVALP will not result in any material adverse impact to the Company's financial statements.

     Other than interest earned on the notes receivable from FVALP, the Company has deferred recognizing revenues, costs and profits associated with transactions with FVALP until the Company has been reimbursed for all costs incurred. Amounts collected from FVALP are treated as a reduction of the accounts and notes receivable from FVALP.

NOTE 4 - NOTE PAYABLE - BANK

     The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1995 and 8.25% at March 31, 1996.

     The line of credit is collateralized by all the assets of the Company and its subsidiaries. The loan agreement further provides that the Company is to maintain consolidated net worth of at least $1,500,000. Unrestricted equity was $2,104,824 at December 31, 1995 and $2,416,604 at March 31, 1996.

NOTE 5 - CONTINGENCIES

Insurance Coverage

     Due to the limited availability and high cost of professional liability insurance covering services related to the chemical industry, one of the Company's subsidiaries does not maintain such insurance. Management is not aware of any uninsured claims or potential claims which may be asserted against the Company. Although the Company has never incurred a significant liability because of work performed for clients in the chemical industry, there can be no assurances that the Company will not incur such a liability in the future.

                       THE RANDERS GROUP INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
            ====================================================


Guarantee

     The Company has guaranteed the payment of a $475,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $456,625 outstanding on the line at December 31, 1995 and March 31, 1996. The loan relates to the joint development of a condominium project by FVALP and the Company.

NOTE 6 - NET INCOME LOSS PER SHARE

     Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                   ITEM 2

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                ===============================================

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

     The Company's March 31, 1996 balance sheet includes various amounts related to the Company's activities with First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. Such amounts include $237,853 of real estate held for sale, notes receivable and accrued interest receivable from FVALP of $423,711 and $25,068, respectively, and accounts receivable from FVALP of $631,926. In addition, the Company has guaranteed FVALP's borrowings under its line of credit. Such borrowings amounted to $456,625 at March 31, 1996.

     The $237,853 of real estate held for sale represents two condominiums that were turned over to the Company as settlement for advances made to partners of FVALP. The carrying value of the assets held for sale approximates the estimated fair market value less costs to sell based on comparable properties. The estimate of the fair market value of the assets held for sale is dependent on current market conditions which could change in the near term. The amounts the Company could ultimately realize on the sale of the condominiums could differ from the amounts estimated. It is management's belief that the sale of these condominiums will not result in any material adverse impact to the Company's financial statements.

     The $423,711 notes receivable balance is comprised of $246,285 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $631,926 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has guaranteed, but not the entire amounts due to the Company. No

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
               ===============================================

impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,434,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company will receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

     The Company's accounting for and classification of these amounts is based on sensitive estimates used to derive FVALP's projected construction costs on the condominium project, the time the condominiums will be held prior to sale, interest rates during these periods, the ultimate net sale price that will be received on the sale of the condominium project, the market value of the Company's common stock that was provided as collateral and the steps that will be taken to satisfy the receivables.

     The amounts FVALP ultimately realizes on the sale of the condominium project and the value of the collateral could differ from the amounts assumed in arriving at the carrying value and classification of the related receivables. It is management's belief that the sale of the condominium project and the ultimate settlement of the receivables from FVALP will not result in any material adverse impact to the Company's financial statements.

     The following table sets forth information related to the Company's liquidity as of the dates indicated.


                                                    March 31,
                                              -----------------------
                                               1996           1995
                                              ----------   ----------
        Cash and cash equivalents             $  416,000   $  677,000
        Working capital                          821,000   $  420,000
        Ratio of current assets to current
          liabilities                          1.35 to 1    1.17 to 1
        Available funds under line of credit  $  171,000   $  137,000


     The Company's cash position of $416,000 at March 31, 1996, reflects an increase of approximately $6,000 from December 31, 1995.

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
               ===============================================


     Operations for the first quarter of 1996 provided $164,000 of cash. Net income of $312,000 for the period combined with non-cash expenses of $73,000 and a $312,000 increase in accrued expenses were more than sufficient to offset the $169,000 increase in accounts receivable and prepaid expenses and the $364,000 decrease in accounts payable and billings in excess of cost and estimated earnings on contracts in progress. The increase in accounts receivable and the decrease in accounts payable was due primarily to changes in business activity rather than from a change in the timing of cash collections or disbursements.

     In addition to the $164,000 of cash provided by operations during the first three months of 1996, the Company collected $12,000 on a note receivable from an affiliate. During this same period the Company expended $112,000 for property and equipment and used $48,000 to reduce its line of credit and its long-term debt thus resulting in a $6,000 net increase in cash.

     In June 1995, the Company opened an office in Springfield, Massachusetts. The Company is not expected to incur any major commitments for capital expenditures related to the new office, however, cash may be consumed during the initial operations as funds are converted into accounts receivable. As of March 31, 1996, there were four people employed in the Springfield office while a significant portion of the work generated from that location was still being done in other offices.

     Also during June, 1995, the Company announced that it had formed a new subsidiary, Viridian Technology, Inc., to design and manufacturer modular process equipment systems for the chemical and process related industries. The new business is not expected to require a significant cash investment as the Company plans to sell the systems on a basis requiring progress payments which approximate out of pocket costs and that, at least initially, the manufacturing of the systems will be sub-contracted to others. Management does not expect that Viridian will have a material impact on revenues or profits in the near future.

                               * * * * * * * * *

     Management is not aware of any known trends, demands, commitments, events or uncertainties, other than the following, that will result in the Company's liquidity increasing or decreasing in any material way.

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
               ===============================================



     The Company has a line of credit with a bank which provides for advances up to $1,500,000. At March 31, 1996, the Company had outstanding borrowings of $1,329,000 on the line. Management expects that the line of credit, which expired April 1, 1996, will be renewed under similar terms and conditions.

     In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that a new source of long-term financing will be secured or that the current agreement will be extended.

     The Company does not have any material commitment for capital expenditures which are outside the ordinary course of business. However, an affiliated company is expected to borrow an additional $18,000 from a bank for further development of a condominium project. The additional borrowings by the affiliate will increase the Company's guarantee of its debt to $475,000. If the affiliate receives sales commitments for the planned units, the Company may provide additional short-term financing to the affiliate in order to complete construction of those units.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:


                            Three Months Ended March 31,
                            ----------------------------
                                1996           1995
                            ------------   -------------
Revenues                       100.0%         100.0%
Gross Profit                    32.9%          11.6%
Selling Administrative
 and General Expenses           15.4%          17.7%
Other Income (Expenses)          (.8%)         (1.7%)
Income Taxes (Reduction)         6.0%          (2.6%)
Net Income (Loss)               10.7%          (5.2%)


               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
               ===============================================



Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Revenues for the first quarter of 1996 were $2,906,000 compared to $2,657,000 for the same period in 1995, an increase of 9.4%. Construction revenues decreased $801,000 (78.7%) while revenues from service/consulting fees increased $1,043,000 (66.7%). Construction revenues continued to reflect a slow down in construction spending among the Company's traditional client base and a return by certain clients to performing the general contracting function with their internal staff. Management believes however, that the Company's expanded client base for service/consulting services will help return construction revenues to their prior levels. The increase in service/ consulting revenues results from increased volume at all offices resulting from expansion of the Company's client base and from additional work from its existing client base.

     The Company reported an operating profit of $508,000 during the first three months of 1996 compared to an operating loss of $163,000 during the same period of 1995. Construction operations reported a gross profit of $39,000 (17.8%) compared to a gross profit of $56,000 (5.5%) for 1995. The gross profit percentage on construction operations for the first quarter of 1996 was higher than normally expected as final adjustments were made for projects closing out during the period. The gross profit margin in 1995 was lower than normally expected as one of the larger projects in the Chicago area had been taken on at lower margins in an attempt to gain entry into that market area. Gross profit from service/consulting fees were $890,000 (34.1%) for the first quarter of 1996 compared to a gross profit of $233,000 (14.9%) in 1995. The increase in the gross profit percentage results primarily from increased staff utilization related to the increased volume of work. Selling, administrative, and general expenses were $449,000 during the first quarter of 1996 compared to $470,000 for the same period in 1995, a decrease of $21,000 or 4.6%. The decrease in selling, administrative, and general costs relates to the closing of the Chicago office in May, 1995. Such costs, however, represented 15.4% of revenue in 1996 compared to 17.7% in 1995.

     Net interest expense was $23,000 for the first three months of 1996 compared to net interest expense of $44,000 in 1995. Approximately 25% of the decrease in net interest expense relates to a decrease in borrowings while the remainder relates primarily to an increase in the balance of accounts and notes receivable on which interest was being charged.

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)
               ===============================================


                          PART II - OTHER INFORMATION
                          ===========================

Items 1-5

     Not applicable.

Item 6

6(a)  Exhibits:

      #10 - Material Contracts (Part II Exhibit)

            10(a) Sublease of office space, dated March 26, 1996, between Randers Engineering, Inc. (Subleasee) and Environmental
            Consulting and Technology, Inc. (Sublessor) regarding 650 square feet of space located at 41280 Six Mile Road, Northville Township, Michigan.

      #11 - Statement Regarding Computation of Earnings Per Share (Part
            I Exhibit).

      #27 - Financial Data Schedule (Part I Exhibit).

6(b)Reports on Form 8-K:  None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE RANDERS GROUP INCORPORATED



Date: May 14, 1996               /s/ Thomas R. Eurich
                                 ------------------------------------------
                                 Thomas R. Eurich, President




Date: May 14, 1996               /s/ Michael J. Krivitzky
                                 ------------------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer




Date: May 14, 1996               /s/ David A. Wiegerink
                                 ------------------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                       THE RANDERS GROUP INCORPORATED
                              EXHIBIT 6(a) - 10

                            SUBLEASE TO NORTHWOOD
                            CORPORATE PARK LEASE



This sublease attaches to and is integral to a certain lease dated August 2, 1990 between Environmental Consulting and Technology, Inc. (ECT) the "Tenant", and Northwood Corporate Park Limited Partnership, the "Landlord", for the rental of office space of 3687 SF in Suite 100 of the Northwood Corporate Park, at 41820 Six Mile Road, Northville Township, Wayne County, Michigan 48167.

Sublease, Randers Engineering, Inc. (Randers), a Michigan Corporation, doing business in the Landlord's building, Suite 102, desires and hereby rents from Tenant, office space of 650 SF, and further described in attached Exhibit "A", on a month-to-month basis.

Subleasee agrees to be bound by all the use provisions of Tenant's lease with Landlord except as they relate to the areas not under sublease by Subleasee. This sublease shall commence on March 27, 1996 and terminate on June 30, 1996.

Subleasee agrees to pay a rental of $19.00/SF/year, amounting to $1,029.17/month, based on a 650 SF leasable area.

Landlord, agrees to provide the following suite modifications to properly separate the Tenant and Subleasee's business operations from one another. Subleasee agrees to reimburse Landlord for the modifications. The modifications are:

   1) Install a code approved hallway entrance passage door in the Subleasee's space as shown in Exhibit "A" at location A.

   2)   Remove Door B and relocate to the end of the suite hallway.

   3)   Provide openings only at locations C and D in Rooms 3 and 4.


APPROVALS:


LANDLORD               TENANT                       SUBLEASE

\s\Peter Ventura       \s\Katherine H. Pierce       \s\ Thomas R. Eurich
- ----------------       ----------------------       --------------------
                          Vice President
Date:   4/8/96         Date:   4/2/96               Date:  3/26/96
     -----------            -----------------            ---------------

                       THE RANDERS GROUP INCORPORATED
                        EXHIBIT 6(a) - 10 (Continued)

                                 EXHIBIT "A"
                            SUBLEASE TO NORTHWOOD
                            CORPORATE PARK LEASE


Exhibit "A" to the Sublease to Northwood Corporate Park Lease contains a detail floor plan of the space sublet to Randers Engineering, Inc.

                         THE RANDERS GROUP INCORPORATED
                                EXHIBIT 6(a)-11


          Statement Regarding Computation of Earnings (Loss) Per Share

Primary Earnings Per Share

     Net income per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during each period. The number of shares used in computing net income per share for each of the periods included herein are as follows:

                                              Weighted Average
                         Weighted Average    Number of Dilutive
                         Number of Common     Common Equivalent
                        Shares Outstanding   Shares Outstanding        Total
                        ------------------   ------------------     ----------
Three Months Ended

     March 31, 1996          14,115,682             ---             14,115,682
     March 31, 1995          14,115,682             ---             14,115,682

     Common equivalent shares, calculated using the treasury stock method, including shares issuable under the Company's stock option plan.

     Common equivalent shares are not used in computing net income (loss) per share as they would be antidilutive when a loss exists or because they are not considered dilutive as the effect on earnings per share data would be less than three percent.

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
