Form 10QSB
period 1996-06-30
RANDERS GROUP INC
filed 1996-08-09
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1996

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    -----

                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
           ---------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                    38-2788025
- ---------------------------------          ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   570 Seminole Road, Norton Shores, Michigan                      49444
- --------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

                                (616)  733-0036
                      -----------------------------------
                          (Issuer's Telephone Number)


- -------------------------------------------------------------------------------

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

Number of Common shares, par value $.0001, outstanding at July 31, 1996:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Facing Sheet.......................................................  1

TABLE OF CONTENTS..................................................  2

PART I    Financial Information

     ITEM 1   Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              June 30, 1996 and December 31, 1995..................  3

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three months and six months ended
              June 30, 1996 and 1995...............................  5

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six months ended June 30, 1996 and
              1995.................................................  6

              Notes to Condensed Consolidated Financial Statements.  8

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 13

PART II   Other Information........................................ 18

SIGNATURES......................................................... 20

STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE....... 21

FINANCIAL DATA SCHEDULE............................................ 22

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                            June 30,   December 31,
     ASSETS                                 1996          1995
     ------                             -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents              $  442,184     $  409,087
  Accounts receivable, less
    allowances of $75,000 and
    $30,500 for possible
    losses                                2,459,879      2,499,199
  Prepaid expenses and other                 80,161         59,847
  Future income tax benefits                 62,000         62,000
                                         ----------     ----------

        TOTAL CURRENT ASSETS              3,044,224      3,030,133
                                         ----------     ----------


NET PROPERTY AND EQUIPMENT                2,640,306      2,617,919
                                         ----------     ----------

OTHER ASSETS:
  Notes and accounts receivable -
    affiliate                             1,164,147      1,061,033
  Real estate held for resale                89,400        237,853
  Goodwill, less accumulated
    amortization of $103,230 and
    $97,092                                 141,287        147,425
  Miscellaneous                              14,758         20,623
                                         ----------      ---------

        TOTAL OTHER ASSETS                1,409,592      1,466,934
                                         ----------     ----------


                                         $7,094,122     $7,114,986
                                         ==========     ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

                                            June 30,   December 31,
                                             1996          1995
                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                    $1,020,000    $1,339,000
  Accounts payable                          265,159       680,332
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                             176,200        54,000
  Accrued compensation                      225,485       162,113
  Accrued income taxes                       17,175        28,975
  Other accrued expenses                    132,529        37,409
  Current maturities of long-term debt      103,169       124,113
                                          ---------    ----------

     TOTAL CURRENT LIABILITIES            1,939,717     2,425,942


LONG-TERM DEBT, less current
  maturities                              1,021,492     1,084,220
                                         ----------    ----------

     TOTAL LIABILITIES                    2,961,209     3,510,162
                                         ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       2,595,062     2,066,973
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           4,132,913     3,604,824
                                         ----------    ----------

                                         $7,094,122    $7,114,986
                                         ==========    ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended          Six Months Ended
                                          June 30,                  June 30,
                                     1996         1995          1996         1995
                                  ----------   ----------    ----------   ----------
REVENUES:
  Construction                   $   153,750   $  749,644    $  370,123   $1,767,203
  Service/consulting               2,517,990    1,725,201     5,124,702    3,289,252
  Rental                              78,911       79,290       161,577      154,824
                                 -----------  -----------   -----------  -----------

  Total Revenues                   2,750,651    2,554,135     5,656,402    5,211,279
                                 -----------  -----------   -----------  -----------

COSTS AND EXPENSES:
  Construction costs                 197,073      697,994       374,937    1,659,519
  Costs of services/consulting     1,664,668    1,234,066     3,381,446    2,565,565
  Rental costs                        55,930       53,632       110,139      110,282
  Selling, general and
    administrative expenses          460,846      417,950       909,726      888,384
                                 -----------  -----------   -----------  -----------

  Total Costs and Expenses         2,378,517    2,403,642     4,776,248    5,223,750
                                 -----------  -----------   -----------  -----------

  Operating Income (Loss)            372,134      150,493       880,154      (12,471)
                                 -----------  -----------   -----------  -----------

OTHER INCOME (EXPENSES):
  Interest expense                   (48,516)     (59,446)      (98,287)    (115,563)
  Interest income                     29,691       11,371        56,222       23,478
                                 -----------  -----------   -----------  -----------

  Other Income (Expenses) - Net      (18,825)     (48,075)      (42,065)     (92,085)
                                 -----------  -----------   -----------  -----------

  Income (Loss) Before Taxes
    on Income                        353,309      102,418       838,089     (104,556)

INCOME TAXES (REDUCTION)             137,000       36,000       310,000      (33,000)
                                 -----------  -----------   -----------  -----------

NET INCOME (LOSS)                $   216,309  $    66,418   $   528,089  $   (71,556)
                                 ===========  ===========   ===========  ===========
NET INCOME (LOSS) PER SHARE      $       .02  $       .00   $       .04  $      (.01)
                                 ===========  ===========   ===========  ===========
AVERAGE NUMBER OF COMMON AND
DILUTIVE COMMON EQUIVALENT
SHARES OUTSTANDING                14,115,682   14,115,682    14,115,682   14,115,682
                                 ===========  ===========   ===========  ===========

DIVIDENDS PER SHARE              $    -0-     $    -0-      $    -0-     $    -0-
                                 ===========  ===========   ===========  ===========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six Months Ended
                                                      June 30,
                                             --------------------------
                                                1996           1995
                                             ----------      ----------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers               $5,652,267     $5,350,252
  Cash paid to suppliers and employees       (4,768,007)    (5,812,889)
  Interest received                              12,477         14,421
  Interest paid                                 (98,287)      (115,563)
  Income taxes (paid) refunded                 (321,800)          -
                                              ---------      ---------

     Net Cash From (For) Operations             476,650       (563,779)
                                              ---------      ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                         (143,420)      (152,334)
  Advances to affiliate                         (65,314)          -
  Sale of real estate                           148,453           -
                                              ---------      ---------

     Net Cash From (For) Investing Activities   (60,281)      (152,334)
                                              ---------      ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit  (319,000)       405,000
  Principal payments on loans                   (83,672)       (70,145)
  Payment received on note from affiliate        19,400          7,200
                                               --------       --------

     Net Cash From (For) Financing Activities  (383,272)       342,055
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                  33,097       (374,058)

Cash and cash equivalents, at
  beginning of period                           409,087        776,430
                                               --------      ---------

Cash and cash equivalents, at
  end of period                               $ 442,184     $  402,372
                                               ========      =========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                            -------------------------
                                               1996           1995
                                            ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH FROM (FOR) OPERATIONS:
Net income (loss)                           $  528,089    $   (71,556)
Depreciation                                   121,033         95,304
Amortization                                     6,138        (52,609)
Provision for (reduction in) allowance
  on accounts receivable                        30,000        (50,500)
Changes in operating assets and
  liabilities:
  Accounts and notes receivable                (47,881)       202,973
  Prepaid expenses and other                   (14,449)       (34,830)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress         (292,973)      (639,563)
  Accrued expenses                             146,693        (12,998)
                                            ----------    -----------

NET CASH FROM (FOR) OPERATIONS              $  476,650    $  (563,779)
                                            ==========    ===========





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

    The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PROPERTY AND EQUIPMENT

    Property and equipment used in the construction and service/ consulting operations consist of the following:

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                                     June 30,     December 31,
                                       1996           1995
                                   ------------   ------------
Cost                               $  2,206,864   $  2,069,408
Less accumulated amortization         1,020,642        928,076
                                   ------------   ------------

     Net                           $  1,186,222   $  1,141,332
                                   ============   ============

    Property and equipment used in rental operations consist of the following:

                                     June 30,     December 31,
                                       1996           1995
                                   ------------   ------------
Cost                               $  1,740,049   $  1,734,085
Less accumulated amortization           285,965        257,498
                                   ------------   ------------

     Net                           $  1,454,084   $  1,476,587
                                   ============   ============

Net Property and Equipment - total $  2,640,306   $  2,617,919
                                   ============   ============

NOTE 3 - REAL ESTATE HELD FOR RESALE AND NOTES AND ACCOUNTS RECEIVABLE -
AFFILIATE

    The $89,400 of real estate held for resale at June 30, 1996 represents one of two condominium units that were turned over to the Company as settlement for advances made to partners of FVALP. The carrying value of the asset held for sale approximates the estimated fair market value, less cost to sell, based on comparable properties. The estimate of the fair market value of the assets held for sale is dependent on current market conditions which could change in the near term. The amounts the Company could ultimately realize on the sale of the condominium could differ from the amount estimated. It is management's belief that the sale of the condominium unit will not result in any material adverse impact to the Company's financial statements.

    The Company sold one of the condominium units during the second quarter of 1996 at its book value.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

    Notes and accounts receivable from FVALP consist of the following:

                                     June 30,     December 31,
                                       1996           1995
                                   ------------   ------------
Notes receivable                   $    416,512   $    435,911
Accrued interest receivable              46,942          3,196
Accounts receivable                     700,693        621,926
                                   ------------   ------------

                                   $  1,164,147   $  1,061,033
                                   ============   ============

    The notes receivable bear interest at the prime rate (8.25% at June 30, 1996), are comprised of $239,086 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $700,693 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has guaranteed, but not the entire amounts due to the Company. No impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company can receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

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

    Other than interest earned on the notes receivable from FVALP, the Company has deferred recognizing revenues, costs, and profits associated with transactions with FVALP until the Company has been reimbursed for all costs incurred. Amounts collected from FVALP are treated as a reduction of the accounts and notes receivable from FVALP.

NOTE 4 - NOTE PAYABLE - BANK

    The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1995 and 8.25% at June 30, 1996.

    The line of credit is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain net worth of at least $1,500,000. Unrestricted equity was $2,104,824 at December 31, 1995 and $2,632,913 at June 30, 1996.

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

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Guarantee

    The Company has guaranteed the payment of a $475,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $456,625 outstanding on the line at December 31, 1995 and June 30, 1996. The loan relates to the joint development of a condominium project by FVALP and the Company.

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

    The Company's June 30, 1996 balance sheet includes various amounts related to the Company's activities with First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. Such amounts include $89,400 of real estate held for sale, notes receivable and accrued interest receivable from FVALP of $416,512 and $46,942, respectively, and accounts receivable from FVALP of $700,693. In addition, the Company has guaranteed FVALP's borrowings under its line of credit. Such borrowings amounted to $456,625 at June 30, 1996.

    The $89,400 of real estate held for sale represents one of two condominium units that were turned over to the Company as settlement for advances made to partners of FVALP. The carrying value of the asset held for sale approximates the estimated fair market value less costs to sell based on comparable properties. The estimate of the fair market value of the asset held for sale is dependent on current market conditions which could change in the near term. The amounts the Company could ultimately realize on the sale of the condominiums could differ from the amounts estimated. It is management's belief that the sale of the condominium unit will not result in any material adverse impact to the Company's financial statements. The Company sold one of the condominium units during the second quarter of 1996 at its book value.

    The $416,512 notes receivable balance is comprised of $239,086 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $700,693 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

guaranteed, but not the entire amounts due to the Company. No impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company will receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

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

                        * * * * * * * * * * * * * * * *

    The following table sets forth information related to the Company's liquidity as of the dates indicated:

                                            June 30,    December 31,
                                             1996          1995
                                           ----------   -----------
Cash and cash equivalent                   $  442,184     $  409,087

Working capital                            $1,104,507     $  604,191

Ratio of current assets to
  current liabilities                       1.57 to 1      1.25 to 1

Funds available under the
  line of credit                           $  480,000     $  161,000

    The Company's cash position of $442,184 at June 30, 1996 reflects an increase of $33,097 from December 31, 1995.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


    Operations for the first six months of 1996 resulted in a $477,000 increase in cash. A net profit of $528,000 combined with non-cash expenses of $157,000 and a $147,000 increase in accrued expenses was more than sufficient to offset a $62,000 increase in accounts and notes receivable and prepaid expenses, and a $293,000 decrease in accounts payable and billings in excess of costs and estimated earnings on contracts in progress. An additional $148,000 of cash came from the sale of one of the condominium units owned by the Company and $19,000 cash was collected on a note receivable from an affiliate. During the period the $143,000 of cash was invested in new equipment, $403,000 was used to reduce debt, and $65,000 was advanced to an affiliate. The forgoing resulted in a $33,000 increase in cash during the first six months of 1996.

    In June 1995, the Company opened an office in Springfield, Massachusetts. The Company has not incurred any major commitments for capital expenditures related to the new office, however, cash may be consumed during the initial operations as funds are converted into accounts receivable. As of June 30, 1996, there were five people employed in the Springfield office while a significant portion of the work generated from that location was still being done in other offices.

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

                               * * * * * * * * *

    Management is not aware of any known trends, demands, commitments, events, or uncertainties, other than the following, which will result in the Company's liquidity increasing or decreasing in any material way.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

    The Company has a line of credit with a bank which provides for advance up to $1,500,000. At June 30, 1996, the Company had outstanding borrowings of $1,020,000 on the line. Management expects that the line of credit, which expires March 31, 1997, will be renewed under similar terms and conditions.

    In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that a new source of long-term financing will be secured or the current agreement will be extended.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                           Three Months           Six Months
                          Ended June 30,         Ended June 30,
                         ----------------       ---------------
                           1996    1995          1996     1995
                         -------  -------       ------   ------
Revenues                  100.0%   100.0%       100.0%   100.0%
Gross Profit               30.3%    22.3%        31.6%    16.8%
Selling , Administrative
   and General Expenses    16.7%    16.4%        16.1%    17.0%
Other Income (Expenses)     (.7%)   (1.9%)        (.7%)   (1.8%)
Income Taxes (Reduction)    5.0%     1.4%         5.5%     (.6%)
Net Income (Loss)           7.9%     2.6%         9.3%    (1.4%)

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

    Revenues for the first six months of 1996 were $5,656,000 compared to $5,211,000 for the same period in 1995. Construction revenues decreased $1,397,000 (79.1%) while revenues from service/consulting fees increased $1,835,000 (55.8%). Construction revenues continued to experience a decline as construction revenues from the Company's traditional client base remains low. Management believes however, that the Company's expanded client base for service/consulting services will help return construction revenues to their prior levels. The increase in service/consulting revenues results from expansion of the Company's client base and from additional work from its existing clients.

    The Company reported an operating profit of $880,000 during the first six months of 1996 compared to an operating loss of $12,000 during the same period of 1995. Construction operations reported a gross loss of $5,000 (1.3%) compared to a gross profit of $108,000 (6.1%) for 1995. The loss from construction operations for the first six months of 1996 resulted from a $35,000 adjustment on a project completed in the first quarter of 1996. Gross profit from service/consulting fees was $1,743,000 (34.0%) for the first six months of 1996 compared to $724,000 (22.0%) in 1995. The increase in the gross profit percentage resulted primarily from increased staff utilization related to the increased volume of work.

    Selling, general and administrative expenses were $910,000 for the first six months of 1996, compared to $888,000 for the first six months of 1995, an
increase of $21,000 (2.4%).   The increase in selling, general and
administrative cost results primarily to the fact that such costs for 1995 were reduced by a $59,000 write off of a deferred credit related to the closing of the Chicago office. Such costs were 16.1% of revenue in 1996 compared to 17.0% of revenue of 1995.

    Net interest expense was $42,000 for the first six months of 1996 compared to net interest expense of $92,000 in 1995. Approximately 50% of the decrease in interest expense results from an decrease in net borrowing, while the other 50% relates to a decrease in interest rates.

                         PART II - OTHER INFORMATION

Items 1-3

    Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Stockholders of The Randers Group Incorporated was held on April 30, 1996, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

    All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                    Shares       Shares                    Shares
                     Voted        Voted        Shares        Not
                     "For"      "Against"   "Abstaining"    Voted
                  ----------    ---------   ----------    ---------
T.R. Eurich       8,126,750       29,745          -       5,959,187
M.J. Krivitzky    8,126,750       10,000       19,745     5,959,187
T.J. McEnhill     8,126,750       29,745          -       5,959,187
B.M. Bourdon      8,114,750       22,000       19,745     5,959,187

    The appointment of BDO Seidman as independent auditor was approved by the following vote:

                      Shares       Shares                   Shares
                       Voted        Voted       Shares        Not
                      "For"       "Against"  "Abstaining"    Voted
                    ---------     ---------  ------------  ---------
                    5,236,750      12,000     2,907,745    5,959,187

Item 5

     Not Applicable.

                          PART II - OTHER INFORMATION
                                   (Continued)


Item 6

6(a) Exhibit:

     #11 Statement regarding Computation of Earnings Per Share (Part
         I Exhibit)

     #27 Financial Data Schedule (Part I Exhibit).

6(b)     Reports on Form 8-K:

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE RANDERS GROUP INCORPORATED




Date:  August 9, 1996            /s/ Thomas R. Eurich
                                 -------------------------------------------
                                 Thomas R. Eurich, President




Date:  August 9, 1996            /s/ Michael J. Krivitzky
                                 -------------------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer




Date:  August 9, 1996            /s/ David A. Wiegerink
                                 -------------------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                         The Randers Group Incorporated
                                Exhibit 6(a)-11
          Statement Regarding Computation of Earnings (Loss) Per Share

Primary Earnings Per Share

    Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during each period. The number of shares used in computing net income (loss) per share for each of the periods included herein are as follows:

                                          Weighted Average
                      Weighted Average   Number of Dilutive
                      Number of Common    Common Equivalent
                     Shares Outstanding  Shares Outstanding        Total
                     ------------------  ------------------   --------------
Six Months Ended

 June 30, 1996           14,115,682             ---             14,115,682
 June 30, 1995           14,115,682             ---             14,115,682

Three Months Ended

 June 30, 1996           14,115,682             ---             14,115,682
 June 30, 1995           14,115,682             ---             14,115,682

                                EXHIBIT INDEX


                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER                     DESCRIPTION                            PAGE
- -------                    -----------                        -------------
 27                 Financial Data Schedule