Form 10QSB
period 1996-09-30
RANDERS GROUP INC
filed 1996-11-14
CIK 830104

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                           ----------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended September 30, 1996

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to
                                                 ------    -----

     -----------------------------------------------------------------

                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                      38-2788025
 -------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                      49444
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (616)  733-0036
                 ------------------------------------------
                          (Issuer's Telephone Number)

------------------------------------------------------------------------------

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

Number of Common shares, par value $.0001, outstanding at October 31, 1996:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Facing Sheet.......................................................  1

TABLE OF CONTENTS..................................................  2

PART I    Financial Information

     ITEM 1   Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              September 30, 1996 and December 31, 1995.............  3

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three months and nine months ended
              September 30, 1996 and 1995..........................  5

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Nine months ended September 30, 1996
              and 1995.............................................  6

              Notes to Condensed Consolidated Financial Statements.  8

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 13

PART II   Other Information........................................ 18

SIGNATURES......................................................... 19

EXHIBITS

     Detroit Office Lease.......................................... 20

     Addendum to Detroit Office Lease.............................. 57

     Statement Regarding Computation of Earnings (Loss) Per Share.. 60

     Financial Date Schedule....................................... 61



         THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)




                                        September 30,  December 31,
     ASSETS                                 1996           1995
     ------                             -------------  ------------
CURRENT:
  Cash and cash equivalents               $  645,012    $  409,087
  Accounts receivable, less
    allowances of $81,000 and
    $45,000 for possible losses            2,747,936     2,499,199
  Prepaid expenses and other                  81,720        59,847
  Future income tax benefits                  90,000        62,000
                                          ----------    ----------

        TOTAL CURRENT ASSETS               3,564,668     3,030,133
                                          ----------    ----------


NET PROPERTY AND EQUIPMENT                 2,605,864     2,617,919
                                          ----------    ----------

OTHER ASSETS:
  Notes and accounts receivable -
    affiliate                              1,180,739     1,061,033
  Real estate held for resale                 89,400       237,853
  Goodwill, less accumulated
    amortization of $106,299 and
    $97,092                                  138,218       147,425
  Miscellaneous                               13,253        20,623
                                          ----------     ---------

        TOTAL OTHER ASSETS                 1,421,610     1,466,934
                                          ----------    ----------


                                          $7,592,142    $7,114,986
                                          ==========    ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

                                        September 30,  December 31,
                                             1996          1995
                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                    $  854,000    $1,339,000
  Accounts payable                          783,608       680,332
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                             197,000        54,000
  Accrued compensation                      229,861       162,113
  Accrued income taxes                       21,192        28,975
  Other accrued expenses                    139,516        37,409
  Current maturities of long-term debt       96,672       124,113
                                          ---------    ----------

     TOTAL CURRENT LIABILITIES            2,321,849     2,425,942


LONG-TERM DEBT, less current
  maturities                                993,805     1,084,220
                                         ----------     ---------

     TOTAL LIABILITIES                    3,315,654     3,510,162
                                         ----------    ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       2,738,637     2,066,973
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           4,276,488     3,604,824
                                         ----------    ----------

                                         $7,592,142    $7,114,986
                                         ==========    ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                     1996         1995          1996         1995
                                  ----------   ----------    ----------   ----------
REVENUES:
  Construction                    $  676,565   $  351,781    $1,046,688   $2,118,984
  Service/consulting               2,283,128    1,608,367     7,407,830    4,897,619
  Rental                              75,785       80,282       237,362      235,106
                                   ---------    ---------     ---------    ---------

  Total Revenues                   3,035,478    2,040,430     8,691,880    7,251,709
                                   ---------    ---------     ---------    ---------

COSTS AND EXPENSES:
  Construction costs                 556,520      329,994       931,457    1,989,513
  Costs of services/consulting     1,750,429    1,085,804     5,131,875    3,651,369
  Rental costs                        55,937       59,308       166,076      169,590
  Selling, general and
    administrative expenses          426,183      458,910     1,335,909    1,347,294
                                   ---------    ---------     ---------    ---------

  Total Costs and Expenses         2,789,069    1,934,016     7,565,317    7,157,766
                                   ---------    ---------     ---------    ---------

  Operating Income                   246,409      106,414     1,126,563       93,943
                                   ---------    ---------     ---------    ---------

OTHER INCOME (EXPENSES):
  Interest expense                   (42,877)     (60,397)     (141,164)    (175,960)
  Interest income                     32,043       10,738        88,265       34,216
                                   ---------    ---------     ---------    ---------

  Other Income (Expenses) - Net      (10,834)     (49,659)      (52,899)    (141,744)
                                   ---------    ---------     ---------    ---------

  Income (Loss) Before Taxes
    on Income                        235,575       56,755     1,073,664      (47,801)

INCOME TAXES (REDUCTION)              92,000       20,000       402,000      (13,000)
                                   ---------     --------     ---------    ---------

NET INCOME (LOSS)                 $  143,575   $   36,755    $  671,664   $  (34,801)
                                  ==========   ==========    ==========   ==========
NET INCOME (LOSS) PER SHARE       $      .01   $     0.00    $      .05   $    (0.00)
                                  ==========   ==========    ==========   ==========
AVERAGE NUMBER OF COMMON AND
DILUTIVE COMMON EQUIVALENT
SHARES OUTSTANDING                14,115,682   14,115,682    14,115,682   14,115,682
                                  ==========   ==========    ==========   ==========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Nine Months Ended
                                                   September 30,
                                            --------------------------
                                               1996            1995
                                            ----------      ----------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers              $8,407,143     $ 7,524,860
  Cash paid to suppliers and employees      (6,931,198)     (7,694,100)
  Interest received                             21,526          20,763
  Interest paid                               (141,164)       (175,960)
  Income taxes paid                           (437,783)         (4,501)
                                            ----------      ----------

     Net Cash From (For) Operations            918,524        (328,938)
                                            ----------      ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                        (175,229)       (181,757)
  Advances to affiliate                        (83,767)           -
  Sale of real estate                          148,453            -
                                            ----------     -----------

     Net Cash From (For) Investing
       Activities                             (110,543)       (181,757)
                                            ----------     -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit (485,000)        217,000
  Principal payments on loans                 (117,856)       (106,755)
  Payments received on note from affiliate      30,800          14,400
                                            ----------      ----------

  Net Cash From (For) Financing Activities    (572,056)        124,645
                                            ----------      ----------

NET INCREASE (DECREASE) IN CASH                235,925        (386,050)

Cash and cash equivalents, at
  beginning of period                          409,087         776,430
                                            ----------      ----------

Cash and cash equivalents, at
  end of period                            $   645,012     $   390,380
                                            ==========      ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                            -------------------------
                                               1996           1995
                                            ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH FROM (FOR) OPERATIONS:
  Net income (loss)                         $ 671,664     $   (34,801)
  Depreciation                                187,284         140,091
  Amortization                                  9,207         (49,720)
  Provision for (reduction in) allowance
    on accounts receivable                     36,000         (53,000)
Changes in operating assets and
  liabilities:
  Accounts and notes receivable              (351,476)        323,698
  Prepaid expenses and other                  (42,503)          9,227
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress         246,276        (611,736)
  Accrued expenses                            162,072         (52,697)
                                             --------      ----------

NET CASH FROM (FOR) OPERATIONS              $ 918,524     $  (328,938)
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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment used in the construction and service/ consulting operations consist of the following:

                                   September 30,   December 31,
                                       1996           1995
                                   ------------   ------------
Cost                               $  2,239,103   $  2,069,408
Less accumulated depreciation         1,072,999        928,076
                                   ------------   ------------

     Net                           $  1,166,104   $  1,141,332
                                   ============   ============


     Property and equipment used in rental operations consist of the following:


Cost                               $  1,739,619   $  1,734,085
Less accumulated depreciation           299,859        257,498
                                   ------------   ------------

     Net                           $  1,439,760   $  1,476,587
                                   ============   ============

Net Property and Equipment Total   $  2,605,864   $  2,617,919
                                   ============   ============

NOTE 3 - REAL ESTATE HELD FOR RESALE AND NOTES AND ACCOUNTS RECEIVABLE -
AFFILIATE

     The $89,400 of real estate held for resale at September 30, 1996 represents one of two condominium units that were turned over to the Company as settlement for advances made to partners of First Venture Associates Limited Partnership (FVALP). FVALP is an entity owned by four of the Company's officers/directors. The carrying value of the asset held for sale approximates the estimated fair market value, less cost to sell, based on comparable properties. The estimate of the fair market value of the assets held for sale is dependent on current market conditions which could change in the near term. The amounts the Company could ultimately realize on the sale of the condominium could differ from the amount estimated. It is management's belief that the sale of the condominium unit will not result in any material adverse impact to the Company's financial statements.

     The Company sold one of the condominium units during the second quarter of 1996 at its book value.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

     Notes and accounts receivable from FVALP consist of the following:

                                   September 30,  December 31,
                                       1996           1995
                                   ------------   ------------
Notes receivable                   $    405,111   $    435,911
Accrued interest receivable              69,935          3,196
Accounts receivable                     705,693        621,926
                                   ------------   ------------

                                   $  1,180,739   $  1,061,033
                                   ============   ============

     The notes receivable bear interest at the prime rate (8.25% at September 30, 1996), are comprised of $227,685 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $705,693 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has guaranteed, but not the entire amounts due to the Company. No impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company can receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

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

NOTE 4 - NOTE PAYABLE - BANK

   The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.5% at December 31, 1995 and 8.25% at September 30, 1996.

   The line of credit is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain net worth of at least $1,500,000. Unrestricted equity was $2,104,824 at December 31, 1995 and $2,776,488 at September 30, 1996.

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

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


GUARANTEE

   The Company has guaranteed the payment of a $475,000 line of credit by a bank to First Venture Associates Limited Partnership (FVALP), an affiliated company. There was $456,625 outstanding on the line at December 31, 1995 and September 30, 1996. The loan relates to the joint development of a condominium project by FVALP and the Company.

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

   The Company's September 30, 1996 balance sheet includes various amounts related to the Company's activities with First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. Such amounts include $89,400 of real estate held for sale, notes receivable and accrued interest receivable from FVALP of $405,111 and $69,935, respectively, and accounts receivable from FVALP of $705,693. In addition, the Company has guaranteed FVALP's borrowings under its line of credit. Such borrowings amounted to $456,625 at September 30, 1996.

   The $89,400 of real estate held for sale represents one of two condominium units that were turned over to the Company as settlement for advances made to partners of FVALP. The carrying value of the asset held for sale approximates the estimated fair market value less costs to sell based on comparable properties. The estimate of the fair market value of the asset held for sale is dependent on current market conditions which could change in the near term. The amount the Company may ultimately realize on the sale of the condominiums could differ from the amounts estimated. It is management's belief that the sale of the condominium unit will not result in any material adverse impact to the Company's financial statements. The Company sold a similar condominium unit during the second quarter of 1996 at its book value.

   The $405,111 notes receivable balance is comprised of $227,685 representing the remaining balance on a note receivable the Company accepted when it sold certain assets to FVALP prior to 1993 and a note receivable of $177,426 representing prior accrued interest receivable on a note due from FVALP. The $705,693 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to repay its borrowings from a bank which the Company has

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

guaranteed, but not the entire amounts due to the Company. No impairment has been recognized for the projected shortfall on the amounts receivables, as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are collectively owned by the partners of FVALP and FVALP. These shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company can receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

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

                        * * * * * * * * * * * * * * * *

   The following table sets forth information related to the Company's liquidity as of the dates indicated:

                                        September 30,  December 31,
                                            1996           1995
                                        ------------   ------------
Cash and cash equivalent                $   645,012    $  409,087

Working capital                         $ 1,242,819    $  604,191

Ratio of current assets to
  current liabilities                     1.54 to 1     1.25 to 1

Funds available under the
  line of credit                        $   646,000    $  161,000

   The Company's cash position of $645,012 at September 30, 1996 reflects an increase of $235,925 from December 31, 1995.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


   Operations for the first nine months of 1996 resulted in a $919,000 increase in cash. A net profit of $672,000 combined with non-cash expenses of $233,000 and a $408,000 increase in accounts payable and billings in excess of costs and estimated earnings on contracts in progress and accrued expenses was more than sufficient to offset a $394,000 increase in accounts and notes receivable and prepaid expenses. An additional $148,000 of cash came from the sale of a condominium unit owned by the Company and $31,000 cash was collected on a note receivable from an affiliate. During the period the $175,000 of cash was invested in new equipment, $603,000 was used to reduce debt, and $84,000 was advanced to an affiliate. The forgoing resulted in a $236,000 increase in cash during the first nine months of 1996.

   In June 1995, the Company opened an office in Springfield, Massachusetts. The Company has not incurred any major commitments for capital expenditures related to the new office, however, cash has been consumed during the initial operations as funds were converted into accounts receivable. As of September 30, 1996, there were five people employed in the Springfield office while a significant portion of the work generated from that location was still being done in other offices.

   Also during June, 1995, the Company announced that it had formed a new subsidiary, Viridian Technology, Inc., to design and manufacture modular process equipment systems for the chemical and process related industries. The new business, which is now beginning to process orders, is not expected to require a significant cash investment as the Company plans to sell the systems on a basis requiring progress payments which approximate out-of-pocket costs and that, at least initially, the manufacturing of the systems will be sub-contracted to others. Management does not expect that Viridian will have a material impact on revenues or profits in the near future.

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

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

   The Company has a line of credit with a bank which provides for advance up to $1,500,000. At September 30, 1996, the Company had outstanding borrowings of $854,000 on the line. Management expects that the line of credit, which expires March 31, 1997, will be renewed under similar terms and conditions.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                           Three Months           Nine Months
                        Ended September 30,    Ended September 30,
                        -------------------    -------------------
                           1996    1995          1996     1995
                         -------  -------       ------   ------
Revenues                  100.0%   100.0%       100.0%   100.0%
Gross Profit               22.2%    27.7%        28.3%    19.9%
Selling , Administrative
   and General Expenses    14.1%    22.5%        15.4%    18.6%
Other Income (Expenses)     (.4%)   (2.4%)        (.6%)   (2.0%)
Income Taxes (Reduction)    3.0%     1.0%         4.6%     (.2%)
Net Income (Loss)           4.7%     1.8%         7.7%     (.5%)


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Revenues for the first nine months of 1996 were $8,692,000 compared to $7,252,000 for the same period in 1995. Construction revenues decreased $1,072,000 (50.6%) while revenues from service/consulting fees increased $2,510,000 (51.3%). Construction revenues continued to experience a decline as construction revenues from the Company's traditional client base remains low. Management believes however, that the Company's expanded client base for service/consulting services will help return construction revenues to their prior levels. The increase in service/consulting revenues results from expansion of the Company's client base and from additional work from its existing clients.

     The Company reported an operating profit of $1,127,000 during the first nine months of 1996 compared to an operating profit of $94,000 during the same period of 1995. Construction operations reported a gross profit of $115,000 (11.0%) compared to a gross profit of $129,000 (6.1%) for 1995. The increase in gross profit percentage for the first nine months of 1996 resulted from cost savings on a major project which were realized during the third quarter of 1996 and the fact that the gross profit percentage in 1995 was lower than normally expected as the Company had taken on two large non-industrial projects at lower gross profit margins in an attempt to gain entry into the Chicago market. Gross profit from service/consulting fees was $2,276,000 (30.7%) for the first six months of 1996 compared to $1,246,000 (25.4%) in 1995. The increase in the gross profit percentage resulted primarily from increased staff utilization related to the increased volume of work.

     Selling, general and administrative expenses were $1,336,000 for the first nine months of 1996, compared to $1,347,000 for the first nine months of 1995,
a decrease of $11,000 (.8%).   The small decrease in selling, general and
administrative cost results from a decrease in administrative salaries and wages which was offset by increases in operating supplies, taxes, insurances, etc. which fluctuate with revenue. Such costs were 15.4% of revenue in 1996 compared to 18.6% of revenue in 1995.

     Net interest expense was $53,000 for the first nine months of 1996 compared to net interest expense of $142,000 in 1995. Approximately 70% of the decrease in interest expense results from an decrease in net borrowing, while the other 30% relates to a decrease in interest rates.

                         PART II - OTHER INFORMATION

Items 1-5

     Not applicable.

Item 6

6(a) Exhibits:

     #10(a) Office Lease, dated August 12, 1996, between Randers Engineering, Inc., tenant, and R. L. Kuss, Trustee, landlord, regarding 5,000 square feet of space located at 21333 Haggerty Road, Novi, Michigan.

     #10(b) Addendum to Lease, dated Octoboer 7, 1996, regarding 5,000 square feet of space located at 21333 Haggerty Road, Novi, Michigan.

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



                                 THE RANDERS GROUP INCORPORATED




Date: November 13, 1996          /s/ Thomas R. Eurich
                                 ---------------------------------------
                                 Thomas R. Eurich, President




Date: November 13, 1996          /s/ Michael J. Krivitzky
                                 ---------------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer



Date: November 13, 1996          /s/ David A. Wiegerink
                                 ---------------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                                EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                        DESCRIPTION                               PAGE
-------                       -----------                           ------------

EXHIBIT 10(a)        Office Lease, dated August 12, 1996, between
                     Randers Engineering, Inc., tenant, and R. L. Kuss, Trustee, landlord, regarding 5,000 square feet of space located at 21333 Haggerty
                     Road, Novi, Michigan.

EXHIBIT 10(b) Addendum to Lease, dated October 7, 1996, regarding 5,000 square feet of space located at 21333 Haggerty Road, Novi, Michigan

EXHIBIT 11           Statement regarding Computation of Earnings Per
                     Share (Part I Exhibit)

EXHIBIT 27           Financial Data Schedule (Part I Exhibit).