Form 10KSB40
period 1996-12-31
RANDERS GROUP INC
filed 1997-03-31
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-18095

                       THE RANDERS GROUP INCORPORATED
               ----------------------------------------------
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         DELAWARE                                       38-2788025
---------------------------------                  --------------------
 STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                      IDENTIFICATION NO.)

   570 SEMINOLE ROAD, NORTON SHORES, MICHIGAN                      49444
------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

ISSUER'S TELEPHONE NUMBER   (616) 733-0036
                          ----------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE
                                                 ON WHICH REGISTERED

COMMON STOCK (PAR VALUE $.0001 PER SHARE)    AMERICAN STOCK EXCHANGE - EMERGING
                                             COMPANY MARKETPLACE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    NONE
                            -------------------
                              (TITLE OF CLASS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                                                ----    ---

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

ISSUER'S REVENUES FOR THE YEAR ENDED DECEMBER 31, 1996 WERE $12,401,037.

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 1997 WAS APPROXIMATELY $ 1,895,000.

AS OF FEBRUARY 28, 1997, THE REGISTRANT HAS 14,115,682 SHARES OF COMMON STOCK ($.0001 PAR VALUE) OUTSTANDING.

                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS

Development of the Business

        The Randers Group Incorporated and its subsidiaries ("the Company") provide design, engineering, project management, general contracting and development services primarily to industrial and commercial clients throughout the United States. The Company's principal market areas are Michigan, Ohio, Illinois, Massachusetts and West Virginia. A substantial portion of the Company's revenues is derived from clients in the chemical or process related industries.

        The original operating entity, Randers Engineering, Inc., was formed as a partnership in January 1974, and was incorporated in January 1976. In June of 1987, Randers Engineering, Inc. and other related corporations, through a series of transactions, were merged into a publicly-held corporation which became known as The Randers Group Incorporated.

        As of the close of business on December 31, 1993, the Company, through its wholly-owned subsidiary, Randers Engineering of Illinois Incorporated, acquired the assets and assumed the liabilities of EPC International, Inc. ("EPC"). EPC, with operations located at 1699 Wall Street, Mt. Prospect, Illinois, was founded in 1983, as a privately held engineering and construction management firm. EPC employed approximately 45 full time employees. EPC provided services primarily to petroleum refining, petro-chemical, pharmaceutical and other process related industries in Illinois and the surrounding areas. During 1995 the Company closed the Chicago office (the former EPC International, Inc.) due to poor operating results and decreasing revenues.

        In June 1995, the Company opened an office in Springfield, Massachusetts to better serve the needs of an existing client in that area. As of February 28, 1997, the Company employed five people in the Springfield, MA office.

        Also during June 1995, the Company formed a new subsidiary, Viridian Technology, Inc., to design and manufacture modular process equipment systems for the chemical and process related industries. The products are expected to complement the services currently provided by the Company. Viridian had $33,000 of revenue in 1996. Viridian is currently manufacturing a $175,000 system for a customer, has received an order for $570,000 of work for another customer, and is pursuing other known projects for modular process equipment systems.

Business Operations

     The Company currently has seven wholly-owned subsidiaries:

       Randers Engineering, Inc. ("Randers Engineering")
       Clark-Trombley Consulting Engineers, Inc. ("Clark-Trombley-Randers") Redeco Incorporated ("Redeco")
       Randers Group Property Corporation ("Group Property")
       Viridian Technology, Inc. ("Viridian")
       Randers-EPC Incorporated ("Randers-EPC") (inactive)
       Randers Engineering of Massachusetts, Inc. (inactive)


     The following table presents, for the periods indicated, the Company's revenues by principal type of service as a percentage of total revenue:


                                    Year Ended December 31,
                                  ---------------------------
                                   1996      1995      1994
                                 -------   -------  --------
     Service/consulting            75.2%     68.3%     60.7%
     Construction                  22.3%     28.6%     36.8%
     Rental                         2.5%      3.1%      2.5%
                                 -------    ------   -------
     Total                        100.0%    100.0%    100.0%
                                 =======    ======   =======



                         Service/Consulting Operations

        Randers Engineering and Clark-Trombley-Randers provide design, engineering and construction management services. Randers Engineering has offices in Muskegon and Detroit, Michigan; Cincinnati, Ohio; Springfield, Massachusetts; and South Charleston, West Virginia. Clark-Trombley-Randers is located in Lansing, Michigan.

        Due to the limited availability and the high cost of professional liability insurance covering services provided to the chemical industry, Randers Engineering does not maintain professional liability insurance. Although the Company has never incurred a significant liability because of work performed, there can be no assurance that the Company will not incur such a liability in the future.

        At the present time, the Company is not aware of any threatened or pending litigation, claims or assessments or any unasserted possible claims or assessments against the Company in connection with work performed.

                            Construction Operations

        Redeco provides general contracting and development services. The design/build method employed by Redeco provides clients a single focus of responsibility for the success of a project by combining the design, engineering and general contracting services into one entity. Redeco's services are provided out of all of the Company's offices.

        The Company anticipates that most general contracting services will be provided to industrial clients, however, the Company does derive a portion of its construction revenues from non-industrial clients. The following table sets forth, for the periods indicated, the percentage of construction revenues, by type of project:


                                    Year Ended December 31,
                                  ---------------------------
                                   1996      1995      1994
                                  -------   -------  --------
     Industrial                    97.7%     78.5%     81.3%
     Non-Industrial                 2.3%     21.5%     18.7%
                                  ------   -------   -------
     Total                        100.0%    100.0%    100.0%
                                  ======   =======   =======

Construction revenues are normally generated from a limited number of higher value contracts. Accordingly, construction revenues have varied from year to year depending on the number of contracts in process during any given period.

                               Rental Operations

        Group Property owns and operates the Company's real estate business. The properties include two office buildings which are owned and held as rental properties and another office building which is leased and sublet. Two condominium units which had been owned by the Company were sold in 1996. All of the properties are located in the area around Muskegon, Michigan.

        The Company occupies half of one of the office buildings for its Muskegon operations and its corporate headquarters.

                                   General

        The Company has no current plans regarding a new product, service or entry into a new industry segment which would require the investment of a material amount of assets or is otherwise material in nature. However, in June, 1995, the Company announced that it had formed a new subsidiary, Viridian Technology, Inc., to design and manufacture modular process equipment systems for the chemical and process related industries. The new business has not and is not expected to require a significant cash investment as the Company plans to sell the systems on a basis requiring progress payments which approximate out of pocket costs and that, at least initially, the manufacturing of the systems will be sub-contracted to others.

        The Company competes with many local, regional, and national architectural, engineering, general contractors and development firms which offer similar type services. However, a substantial portion of the Company's revenues are derived from clients in the chemical and process related industries which are highly technical in nature and are served by a relatively limited number of firms.

        The Company competes against many firms, most of which are privately held and for which accurate public information is not available. Furthermore, management is not aware of any industry survey reviewing the position of the Company with respect to its competitors. Public information regarding the principal markets in which the Company competes is largely random and subjective and, therefore, the exact nature of the Company's competitive position is not known or available to the Company.

        The Company's regular source of new business is from new projects for existing clients and by invitation to bid on specific projects. Although price is normally one of the competitive factors, other items such as technical expertise, scope of services available, local presence, management experience and other similar matters are also taken into account.

        Management believes that it has an advantage in that many of its competitors do not offer the full scope of services that can be provided by the Company. Management also believes, however, that certain competitors may be better capitalized than the Company which, if true, would place such competitors in a better financial position to compete with the Company.

        Since the Company's business is service oriented, it does not involve the processing of raw materials and is not dependent on fluctuations in the supply or price of raw materials.

        The business of the Company is not dependent upon a single customer, or a few customers, the loss of any one of which would have a material adverse effect on the Company. However, during the three years ended December 31, 1996, the Company had revenue from three customers each of which exceeded 10% of consolidated revenue during one or more of those years. Information related to these customers is summarized as follows:

                                                        Percent of
                                                   Consolidated Revenue
                                                 --------------------------
                                                  1996     1995     1994
                                                 -------  -------  --------
       Chemical producer-work located
        in Michigan and Massachusetts             30.1%    27.8%     1.5%

       Chemical producer-work located in
        Illinois and West Virginia                20.4%    5.5%      3.0%

       Chemical producer-work located
        in West Virginia                           1.3%    6.1%     31.4%

        A substantial amount of the Company's revenue is derived from and, therefore, a significant amount of its accounts receivable are related to companies in the chemical industry. For the three years ended December 31, 1996, 1995, and 1994, approximately 71%, 67%, and 77%, respectively, of the Company's revenues were from customers related to the chemical industry and at December 31, 1996 and 1995 approximately 54% and 61%, respectively, of its accounts receivable were from these companies.

        The Company does not hold under ownership or license any patents, trademarks, licenses, franchises or concessions which are material to the Company's business. The business of the Company is not seasonal.

        No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government or any state or local government or authority. Although various states regulate the licensing of professional engineers and architects, and require registration of firms providing such services, the services provided by the Company are not subject to governmental approval. However, many of the services provided by the Company relate to client projects which are subject to governmental regulation and/or approval.

        The Company is not aware of any material adverse effect upon it related to capital expenditures, earnings or competitive position of the Company because of compliance with any existing or probable governmental regulations.

        The Company has not engaged in any research and development activities during the last three years.

        The Company has not incurred any material costs related to compliance with federal, state or local laws regarding the environment. The Company is not directly involved in the handling of hazardous substances, however, it does provide construction and consulting services to companies which manufacture, transport or are otherwise involved in handling hazardous substances.

        The Company employs approximately 100 professional and support staff out of its six offices. The Company may also hire contract employees on a temporary basis to meet its staffing requirements. At the highest point during 1996, the Company had eleven contract employees on staff to meet its needs. The Company is not subject to any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

        The Company's services are performed by its employees working primarily in the Company's various offices. Certain construction and engineering services are rendered at the construction site or in a client's facility, but the percentage of such on site services to the total services provided by the Company is not significant.

ITEM 2. PROPERTIES

Company Offices

        The Company's headquarters and principal office are located at 570 Seminole Road, Norton Shores, Michigan 49444. The office occupies approximately 9,000 square feet of space in a building which is owned by the Company. The remaining portion of the building, approximately 9,000 square feet, is held as rental property.

        The Springfield, Massachusetts office, which provides services to only one client, conducts its operations out of office facilities provided by the client.

        The other offices conduct business operations out of leased space as follows:


        Office Location    Leased Space        Expiration Date of Lease
        -----------------  ------------------  ------------------------

        Detroit, Michigan       5,263 sq. ft.          October, 2001

        Cincinnati, Ohio        2,500 sq. ft.          Month to Month

        Charleston, West
         Virginia               3,535 sq. ft.          September, 1997

        Lansing, Michigan       3,300 sq. ft.          June, 1998


        In general, the buildings are in good condition, are considered to be adequate for the uses to which they are being put and are in regular use.

Rental and Investment Properties

        In addition to the approximate 9,000 square feet of space in the Company's headquarters building which is held as rental property, the Company owns a 9,300 square foot office building located at 3391 Merriam Avenue, Muskegon Heights, Michigan which is also held as rental property. The building, and the Company's headquarters building located at 570 Seminole Road, Norton Shores, Michigan, are used as collateral for a mortgage loan of approximately $1,066,000. The mortgage is due in January 1998, bears interest at prime (8.25% at February 28, 1997), and is payable in monthly installments of $8,056 plus interest. The balance at maturity is estimated to be $970,000. To satisfy the debt retirement, the Company anticipates that the current agreement will be extended or a new source of financing will be secured.

        The Company is the lessee of approximately 9,000 square feet of space at 3355 Merriam Avenue, Muskegon Heights, Michigan which was previously used as its headquarters and principal office. The Company currently pays approximately $135,000 in annual rentals and the lease expires December, 1997. The Company subleases this space for approximately the same amount it pays in rental costs and the sublease expires at the same time as the Company's lease.

        The Company owned two condominium units which were held for resale. The condominium units, which were sold in 1996, were in a project the Company is developing with an affiliated party.

Investment Policies

        The Company does not have a formal policy regarding the percentage of its assets which may be invested in any one property or in total real estate investments, the types of real estate in which it may invest, the geographic areas in which it may own real estate, or whether properties may be acquired only for income or capital appreciation. In the opinion of management, all properties, whether owned or leased, are adequately insured.

Real Estate Rental Operations

                               Rental Properties

        The following table sets forth information related to the Company's rental properties:


                                       Location of Property
                              ----------------------------------------
                                 570            3355        3391
                              Seminole (A)     Merriam     Merriam (B)
                              ------------    ---------    -----------
Occupancy Rate                  100.0%         100.0%        62.9%

Number of tenants
  occupying 10% or more
  of space                        2              1            2

Nature of Tenants
  Business:

 #1                        Health Care          Telephone
                         Administrative         Directory       Education
                             Office               Sales        Association

 #2                       Title Insur.             N/A         Cable System
                            Company                               Design

Average Annual Rental
  Per Square Foot            $15.16               $16.12           $ 9.39


                              Location of Property


                                    570              3355            3391
                                Seminole (A)       Merriam         Merriam (B)
                                ------------      ----------       -----------
Lease Expiration
 Information (C):

 #1 - Date of expiration         Oct., 1998       Dec., 1997       Feb., 1999
    - Square feet of
      rental space                  3,440           9,000             2,800
    - Current annual
      rental                      $58,300        $145,100           $28,800
    - Percentage of
      gross annual
      rentals of building            56.1%          100.0%             52.5%

#2  - Date of expiration      March, 1998            N/A        Month to Month
    - Square feet of
      rental space                  2,215            N/A              2,158
    - Current annual
      rental                      $30,100            N/A            $16,300
    - Percentage of
      gross annual
      rentals of building            29.0%           N/A               29.7%

Federal Income Tax
Information:
  Tax basis (excluding
    land)                        $948,000         Not Owned        $532,000
  Depreciation method                 150%        Not Owned             150%
                                 Declining                            Declining
                                  Balance                              Balance
  Life                          31.5 Years        Not Owned          31.5 Years
  Depreciation rate
     per year                         4.8%        Not Owned             4.8%

Real Estate Taxes:
  Rate (Mills) :                  52.6751         51.6521           51.6521
  Annual Taxes                    $35,500          $5,400           $12,800



(A) Information relates to one half of the building which is held for rental purposes.

(B) The Company currently uses 700 square feet of space in this building for storage.

(C)  All leases not disclosed individually expire within the next five years.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings pending or known to be contemplated to which the Company is a party or of which any of its property is the subject. Ordinary routine litigation incidental to the Company's business is not material. There are no such proceedings to which the Company is a party involving primarily a claim for damages, exclusive of interest and costs, which exceeds ten percent (10%) of the current assets of the Company.

        As previously discussed, due to the limited availability and the high cost of professional liability insurance covering consulting services related to the chemical industry, one of the Company's subsidiaries, Randers Engineering, does not maintain professional liability insurance. At the present time, management is not aware of any threatened or pending litigation, claims or assessments or any unasserted possible claims or assessments against the Company. The Company is engaged in providing construction and consulting services to companies which manufacture, transport or are otherwise involved in handling hazardous substances. However, the Company is not directly involved in handling hazardous substances.

        There are no bankruptcy, receivership, or similar proceedings pending with respect to the Company.

        There are no administrative or judicial proceedings to which the Company is a party arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

        There are no material proceedings to which any director, officer or affiliate of the Company, and owner of record or beneficiary of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the Emerging Company Marketplace of the American Stock Exchange.


        The following table sets forth, for each quarter in the last two years, market information related to the Company's common stock. The table indicates the high and low sales price as provided by the American Stock Exchange.


                                        High          Low
                                      ---------     --------
1996:     First quarter               $ .8750       $ .3750
          Second quarter                .9375         .5625
          Third quarter                 .6250         .3750
          Fourth quarter                .5000         .3750

1995:     First quarter               $ .8125       $ .4375
          Second quarter                .7500         .5625
          Third quarter                1.2500         .5000
          Fourth quarter                .8750         .3750


        As of February 28, 1997, there were 208 holders of record of the Company's common stock.

        The Company has never paid a dividend on its common stock and, at the present time, management has no intention of paying a dividend in the foreseeable future. It is management's present intention to retain all earnings and reinvest them in the Company's business. There are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends. However, one of the Company's loan agreements requires it to maintain consolidated net worth of at least $1,500,000. Unrestricted equity was $2,925,099 at December 31, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The Company's service/consulting and construction operations normally do not require a significant investment in property and equipment or other long-term assets. Short-term needs for cash may develop as the service/consulting business expands and cash is consumed by operations prior to the collection of the related revenue. Construction operations may provide temporary cash resources as amounts payable to subcontractors and suppliers are normally not due until after the related receivable from the client is collected.

        The Company's rental operations have required a significant investment in real estate. These operations have been primarily financed by long-term debt.

        The following table sets forth information related to the Company's liquidity as of the dates indicated.


                                           December 31,
                               -----------------------------------------
                                   1996         1995           1994
                               ----------    ----------      -----------
Cash and cash equivalents      $  476,694    $  409,087      $  776,430
Working capital                $1,356,018    $  604,191      $  625,946
Ratio of current assets to
  current liabilities           1.59 to 1     1.25 to 1       1.26 to 1
Available funds under line
  of credit                    $1,199,000    $  161,000      $  470,000


        The Company's cash position of $476,694 at December 31, 1996, reflects a increase in such balances of approximately $68,000 from December 31, 1995.

        The Company's December 31, 1996 balance sheet includes various amounts related to the Company's activities with First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. The balance sheet includes notes and accrued interest receivable from FVALP of $393,111 and $93,730, respectively, and accounts receivable from FVALP of $829,094.

        The Company's December 31, 1995, balance sheet included $237,853 of real estate held for resale. This real estate represented two condominiums that were turned over to the Company as settlement for certain advances made to partners of FVALP. The condominium units were sold for their carrying value during 1996.

        The $393,111 notes receivable balance is comprised of $177,426 of accrued interest receivable that was converted to a note receivable from FVALP in 1995, and $215,685 representing the remaining balance on the note receivable that the Company accepted when it sold certain assets to FVALP prior to 1993. The $829,094 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project. Based on cash projections, the condominium project is expected to provide sufficient cash flows to cover its borrowings from a bank, but not the entire receivables balances. No impairment has been recognized for any projected shortfall on the receivables as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are owned by the partners of FVALP, and these shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company will receive cash or other assets in full satisfaction of the amounts owed to it by FVALP.

        The Company's accounting for and classification of these amounts is based on sensitive estimates used to derive FVALP's projected construction costs on the condominium project, the time the condominiums will be held prior to sale, interest rates during these periods, the ultimate net sale price that will be received on the sale of the condominium project, the market value of the Company's common stock that was provided as collateral, and the steps that will be taken to satisfy the receivables.

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

1996 Cash Flows

        1996 operations provided $1,414,000 of cash. Net income of $820,000 for the year combined with $281,000 non-cash expenses and a $918,000 increase in accounts payable and billings in excess of costs and estimated earnings on contracts in progress and accrued expenses was more than sufficient to offset the $605,000 increase in accounts receivable and prepaid expenses. The increases in accounts receivable and accounts payable were due primarily to an increase in business activity rather than from a change in the timing of cash collections or disbursements.

        In addition to the $1,414,000 of cash provided by operations, $238,000 of cash was derived from the sale of real estate and $31,000 was collected on a note receivable from an affiliate. These sources of cash were offset by a $1,180,000 reduction in the Company's debt, $239,000 which was expended to acquire property and equipment and $195,000 which was advanced to an affiliated company. The foregoing resulted in a $68,000 increase in cash during the year.

1995 Cash Flows

        Operations for 1995 consumed $332,000 cash. Net income of $125,000 for the year combined with non-cash expenses of $215,000 were not sufficient to offset the $313,000 increase in accounts receivable and prepaid expenses and the $359,000 decrease in accounts payable, accrued expenses and billings in excess of cost and estimated earnings on contracts in progress. The increase in accounts receivable and the decrease in accounts payable was due primarily to changes in business activity rather than from a change in the timing of cash collections or disbursements.

        In addition to the $332,000 of cash consumed by operations during 1995, the Company expended $267,000 for property and equipment and used $149,000 to reduce its long-term debt.

        The preceding uses of cash during 1995 were only partially offset by $22,000 collected on notes receivable and $359,000 additional borrowing on the line of credit.

        In June 1995, the Company opened an office in Springfield, Massachusetts. The Company is not expected to incur any major commitments for capital expenditures related to the new office, however, cash may be consumed during the initial operations as funds are converted into accounts receivable. As of December 31, 1995, there were four people employed in the Springfield office while a significant portion of the work generated from that location was being done in other offices.

        Also during June 1995, the Company announced that it had formed a new subsidiary, Viridian Technology, Inc., to design and manufacture modular process equipment systems for the chemical and process related industries. The new business has not and is not expected to require a significant cash investment as the Company plans to sell the systems on a basis requiring progress payments which approximate out of pocket costs and that, at least initially, the manufacturing of the systems will be sub-contracted to others.

1994 Cash Flows

        Operations for 1994 consumed $565,000 of cash. A net loss of $247,000 combined with a decrease of $1,987,000 in accounts payable, accrued expenses and billings in excess of costs and estimated earnings on contracts in progress were only partially offset by a net decrease of $1,421,000 in accounts receivable and prepaid expenses and non-cash expense of $248,000. The decrease in accounts receivable and accounts payable is due primarily to decreased business activity during 1994.

        In addition to the $565,000 cash consumed by operations during the year, the Company used $167,000 to reduce debt and $282,000 for capital expenditures. These uses of cash were only partially offset by additional borrowings of $94,000 thus resulting in a $920,000 reduction in cash during 1994.

        Effective as of the close of business on December 31, 1993, the Company acquired the assets and assumed the liabilities of EPC International, Inc.
(EPC) for $142,931. The amount was payable in annual installments of $40,000, beginning December 31, 1994, with the remainder of the note due on December 31, 1997. The note bore interest at 5%. In 1994, the Company renegotiated the purchase price related to the acquisition and satisfied the debt by making a one time payment of $25,000.

                                  * * * * *

        Management is not aware of any known trends, demands, commitments, events or uncertainties, other than the following, that will result in the Company's liquidity increasing or decreasing in any material way.

        The Company has a line of credit with a bank which provides for advances up to $1,500,000. At December 31, 1996, the Company had outstanding borrowings of $301,000 on the line. Management expects that the line of credit, which expires May 1, 1997, will be renewed under similar terms and conditions.

        In January 1998, the Company will be required to pay the remaining balance on a mortgage note. It is estimated that the balance will be $970,000 at that time. To satisfy the debt requirement, the Company anticipates that a new source of long-term financing will be secured or that the current agreement will be extended.

        The Company does not have any material commitment for capital expenditures which are outside the ordinary course of business other than the services and advances the Company may make on further development of the condominium project summarized under the Liquidity and Capital Resource discussion above.

        Management does not contemplate or expect any change in capital resources of the Company, including any material changes in the mix or relative cost of such capital resources or any changes between debt and equity except as discussed. Accordingly, management expects that other cash flow needs will be provided primarily from operations.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Consolidated Statements of Operations bear to revenues:


                                      Year Ended December 31,
                                   ------------------------------
                                    1996        1995       1994
                                   ------      ------    --------
Revenues                           100.0%      100.0%     100.0%
Direct Expenses                     74.2%       77.8%      86.6%
Selling, Administrative and
  General Expenses                  14.9%       18.4%      15.1%
Operating Income (Loss)             10.9%        3.8%      (1.7%)
Other Income (Expenses) - net        (.5%)      (1.8%)     (1.1%)
Income Taxes (Reduction)             3.8%         .8%       (.9%)
Net Income (Loss)                    6.6%        1.2%      (2.0%)


1996 Compared to 1995

        Revenues for 1996 were $12,401,000 compared to $10,192,000 in 1995, an increase of 21.7%. Service/consulting fees increased $2,366,000 (34.0%) while construction revenues decreased $152,000 (5.2%). Service/ consulting fees reflect a significant increase in services to a chemical related company which provided additional work in three of the Company's offices. In addition, service/consulting fees reflect increased revenues from other clients, primarily in the Detroit, Michigan area. Construction revenues, however, declined slightly reflecting the trend of recent years.

        Operating income was $1,357,000 in 1996 compared to $389,000 in 1995. The service/consulting operations reported a gross profit of $2,740,000 (29.4%) in 1996 compared to $1,984,000 (28.5%) in 1995. The increase in gross profit resulted from increased volume and a continuation of higher productivity levels. Gross profits from construction operations were $407,000 (14.7%) in 1996 compared to $175,000 (6.0%) in 1995. The gross profit percentage from construction operations was higher in 1996 primarily as a result of the revenue being derived from the Company's industrial base while 1995 operations reflected a substantial amount of revenue from two municipalities in the Chicago area. These projects had been taken on at lower profit margins in an attempt to gain entry into the Chicago market. Selling, administrative and general expenses were $1,844,000 in 1996 compared to $1,870,000 in 1995, a decrease of 1.4%. Such cost were 14.9% of revenue in 1996 compared to 18.4% in 1995. The decrease in the percentage relationship between selling, administrative, and general expenses to revenue results mainly from the fact that such expenses are primarily fixed and do not necessarily vary with the amount of revenue generated.

        Net interest was $62,000 in 1996 compared to $186,000 in 1995. The decrease in net interest expense relates to lower average borrowings in 1996 and an increase in interest-earning assets.

1995 Compared to 1994

        Revenues for 1995 were $10,192,000 compared to $12,605,000 for 1994, a decrease of 19.1%. Service/consulting fees decreased $697,000 (9.1%) while revenue form construction operations decreased $1,716,000 (37.0%). The decrease in service/consulting fees relates to the closing of the Chicago office. The Chicago office had revenues of approximately $1,840,000 in 1994 compared to $350,000 in 1995. Construction revenues continued to experience a decline as spending among the Company's traditional client base for these services remained low.

        The Company reported operating income of $389,000 during 1995 compared to an operating loss of $218,000 during 1994. Gross profit from service/consulting fees were $1,984,000 (28.5%) for 1995 compared to $1,242,000 (16.2%) in 1994. The increase in the gross profit percentage for service/consulting fees resulted primarily from increased staff productivity. The increase in productivity came about in part from the closing of the Chicago office and in part from an increase in the amount of work for the available staff in most other offices. Construction operations reported a gross profit of $175,000 (6.0%) compared to a gross profit of $334,000 (7.2%) for 1994. The gross-profit percentage was lower because a large part of the 1995 revenues came from a non-industrial client in the Chicago area. The project had been taken on at a lower profit margin in an attempt to gain entry into the Chicago market area. Selling, general and administrative expenses were $1,870,000 in 1995, a decrease of $35,000 (1.9%) compared to 1994. The decrease in costs relates primarily to the closing of the Chicago operations. Such costs, however, were 18.4% of revenue in 1995 compared to 15.1% of revenue in 1994.

        Net interest expense was $186,000 for 1995 compared to net interest expense of $138,000 in 1994. Approximately 87% of the increase in interest expense relates to a change in interest rates while the remainder relates to increased levels of borrowing.

ITEM 7.     FINANCIAL STATEMENTS

    Index to Consolidated Financial Statements.

                                                                         Page

Financial Statements:

  Consolidated Statements of Operations, Years Ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .  18

  Consolidated Balance Sheets, December 31, 1996 and 1995. . . . . . . .  19

  Consolidated Statements of Stockholders' Equity,
  Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .  21

  Consolidated Statements of Cash Flows, Years Ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .  22

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  25

  Report of Independent Certified Public Accountants . . . . . . . . . .  40

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Year Ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                ------------    ------------  -----------
REVENUES:
  Service/consulting            $  9,323,852    $ 6,957,608   $ 7,654,846
  Construction                     2,764,803      2,916,505     4,632,401
  Rental                             312,382        317,597       317,275
                                ------------    -----------   -----------
  Total Revenues                  12,401,037     10,191,710    12,604,522
                                ------------    -----------   -----------

COSTS AND EXPENSES:
  Costs of service/
    consulting                     6,583,422      4,973,555     6,412,486
  Construction costs               2,357,544      2,741,787     4,298,065
  Rental costs                       259,520        216,620       205,958
  Selling, general and
    administrative
    expenses                       1,843,767      1,870,373     1,905,783
                                ------------    -----------   -----------
  Total Costs and
     Expenses                     11,044,253      9,802,335    12,822,292
                                ------------    -----------   -----------

  Operating Income (Loss)          1,356,784        389,375      (217,770)
                                ------------    -----------   -----------


OTHER INCOME (EXPENSE):
  Interest expense                  (177,443)      (230,961)     (184,395)
  Interest income                    115,934         45,421        46,629
                                ------------    -----------   -----------

  Other Income (Expense) - Net       (61,509)      (185,540)     (137,766)
                                ------------    -----------   -----------

  Income (Loss) Before Taxes
    on Income                      1,295,275        203,835      (355,536)

INCOME TAXES (REDUCTION)             475,000         79,000      (109,000)
                                ------------    -----------   -----------

NET INCOME (LOSS)                 $  820,275     $  124,835    $ (246,536)
                                ============    ===========   ===========

NET INCOME (LOSS) PER SHARE       $      .06     $      .01    $     (.02)
                                ============    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARES
  OUTSTANDING                     14,115,682     14,115,682    14,114,924
                                ============    ===========   ===========





          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  December 31,
     ASSETS                                   1996          1995
     ------                               ----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents               $  476,694    $  409,087
  Accounts receivable, less
    allowances of $62,000
    and $45,000 for possible
    losses                                 2,971,425     2,499,199
  Prepaid expenses and other                 100,868        59,847
  Future income tax benefits                  85,000        62,000
                                          ----------    ----------

     TOTAL CURRENT ASSETS                  3,633,987     3,030,133
                                          ----------    ----------


NET PROPERTY AND EQUIPMENT                 2,582,495     2,617,919
                                          ----------    ----------

OTHER ASSETS:
  Notes and accounts receivable -
    Affiliate                              1,315,935     1,061,033
  Real estate held for resale                   -          237,853
  Goodwill, less accumulated
    amortization of $109,368
    and $97,092                              135,149       147,425
  Miscellaneous                                5,140        20,623
                                          ----------    ----------

     TOTAL OTHER ASSETS                    1,456,224     1,466,934
                                          ----------    ----------

                                          $7,672,706    $7,114,986
                                          ==========    ==========











          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)




                                                 December 31,
                                             1996          1995
                                         -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                    $  301,000    $1,339,000
  Accounts payable                        1,299,068       680,332
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                              89,000        54,000
  Accrued income taxes                       78,533        28,975
  Accrued compensation                      222,070       162,113
  Other accrued expenses                    191,626        37,409
  Current maturities of long-term debt       96,672       124,113
                                         ----------    ----------

     TOTAL CURRENT LIABILITIES            2,277,969     2,425,942

LONG-TERM DEBT, less current
  maturities                                969,638     1,084,220
                                         ----------    ----------

     TOTAL LIABILITIES                    3,247,607     3,510,162
                                         ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       2,887,248     2,066,973
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           4,425,099     3,604,824
                                         ----------    ----------

                                         $7,672,706    $7,114,986
                                         ==========    ==========






          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                   Additional
                                      Common         Paid-In         Retained
                                       Stock         Capital         Earnings
                                   -----------      ----------     ------------
BALANCE, January 1, 1994           $    1,410       $1,536,441     $2,188,674

Issuance of 18,182 shares of
  common stock through stock                2               (2)          -
  option plan
Net loss for the year                    -                -          (246,536)
                                   ----------       ----------     ----------

BALANCE, December 31, 1994              1,412        1,536,439      1,942,138

Net income for the year                  -                -           124,835
                                   ----------       ----------     ----------

BALANCE, December 31, 1995              1,412        1,536,439      2,066,973

Net income for the year                  -                -           820,275
                                   ----------       ----------     ----------

BALANCE, December 31, 1996         $    1,412       $1,536,439     $2,887,248
                                   ==========       ==========     ==========








          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Year Ended December 31,
                                       ---------------------------------------
                                           1996         1995          1994
                                       -----------  -----------  -------------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers         $11,911,811  $ 9,729,825  $ 14,123,005
  Cash paid to suppliers and
    employees                           (9,897,706)  (9,919,788)  (14,490,280)
  Interest received                         25,400       25,907        28,423
  Interest paid                           (177,443)    (230,961)     (184,395)
  Income taxes (paid) refunded            (448,442)      62,882       (41,862)
                                       -----------   ----------    ----------

     Net Cash From (For) Operations      1,413,620     (332,135)     (565,109)
                                       -----------   ----------    ----------

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES:
  Capital expenditures                    (239,475)    (267,024)     (282,166)
  Sale of real estate                      237,853          -             -
  Advances to affiliate                   (195,168)         -             -
  Payments received on note                 30,800       21,600           -
                                       -----------   ----------    ----------
     Net Cash From (For) Investing
         Activities                       (165,990)    (245,424)     (282,166)
                                       -----------   ----------    ----------

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES:
  Net borrowings (payments) on
     line of credit                     (1,038,000)     359,000        53,000
  Proceeds of long-term debt                  -             -          40,513
  Principal payments on long-term
     debt                                 (142,023)    (148,784)     (166,682)
                                       -----------   ----------    ----------
     Net Cash From (For)
       Financing Activities             (1,180,023)     210,216       (73,169)
                                       -----------   ----------    ----------

NET INCREASE (DECREASE) IN CASH             67,607     (367,343)     (920,444)

Cash and cash equivalents, at
  beginning of year                        409,087      776,430     1,696,874
                                       -----------   ----------    ----------
Cash and cash equivalents, at
  end of year                          $   476,694   $  409,087    $  776,430
                                       ===========   ==========    ==========








          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                 Year Ended December 31,
                                          ------------------------------------
                                              1996         1995        1994
                                          ----------  ------------ -----------
RECONCILIATION OF NET INCOME (LOSS)
     TO NET CASH FROM (FOR) OPERATIONS:

     Net income (loss)                    $  820,275  $   124,835  $ (246,536)
     Depreciation                            274,899      258,189     261,673
     Amortization                             12,276      (46,651)     (2,456)
     Provision for (reduction in)
       allowance on accounts receivable       17,000      (36,000)     36,000
     Deferred income taxes                   (23,000)      40,000     (47,000)

     Changes in operating assets and
      liabilities:
        Accounts receivable                 (489,226)    (495,615)  1,524,236
        Prepaid expenses and other          (116,072)     182,562    (103,354)
        Accounts payable and billings
          in excess of costs and
          estimated earnings on contracts
          in progress                        653,736     (316,812) (1,954,176)
        Accrued expenses                     263,732      (42,643)    (33,496)
                                          ----------  -----------  ----------

NET CASH FROM (FOR) OPERATIONS            $1,413,620  $  (332,135) $ (565,109)
                                          ==========  ===========  ==========







          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

YEAR ENDED DECEMBER 31, 1995

      The Company converted $177,426 of accrued interest receivable from an affiliate into a note receivable bearing interest at the prime rate (See
      Note 6).

YEAR ENDED DECEMBER 31, 1994

      The Company renegotiated the purchase of EPC International, Inc. resulting in a $117,931 reduction in the related note payable.

      The Company issued 18,182 shares of common stock in exchange for the surrender of an option to purchase an additional 21,818 shares at $.75 per share.




          See accompanying notes to consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS

        The Randers Group Incorporated and its subsidiaries (the Company), provide design, engineering, project management, general contracting and development services primarily to industrial and commercial clients throughout the United States. The Company's principal market areas are Michigan, Ohio, Illinois, Massachusetts and West Virginia. A substantial portion of the Company's revenues are derived from clients in the chemical or process related industries.

        The Company considers such operations to constitute one business segment.

NOTE 2 - USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of The Randers Group Incorporated and all of its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, all highly liquid debt instruments with a maturity of three months or less when purchased are considered to be cash equivalents.

Fair Values of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade receivables, other current assets, notes and accounts payable, billings in excess of cost and estimated earnings on contracts in progress and other current liabilities meeting the definition of a financial instrument approximate fair value.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The fair values of the Company's remaining financial instruments are estimated using projected cash flows or other estimating methods. The carrying amounts of the Company's long-term debt approximate fair value.

Concentrations of Credit Risk

        The majority of the Company's accounts receivable are from clients in the chemical or other process related industries and are concentrated in areas near one of its offices. Most contracts require payments as the projects progress. The Company generally does not require collateral but, in most cases, can place a lien against the property, plant or equipment constructed if a default occurs. The Company maintains adequate reserves for potential credit losses and such losses, which have been minimal, have been within management's estimates. (See Note 9)

Property, Equipment, and Depreciation

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets primarily using accelerated methods.

     Lives used in computing depreciation are as follows:

          Land Improvements                   15 years
          Buildings and Improvements        31.5 years
          Furniture and Equipment            3-7 years
          Vehicles and Other                   5 years
          Leasehold Improvements               5 years


        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts.

Goodwill

     Goodwill is being amortized over 20 years.

Revenue Recognition

        Revenues from long-term construction contracts are recognized under the percentage-of-completion method and include earnings expected to be realized on the contracts in the same ratio that costs incurred bear to estimated total costs.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        Results of operations for a period may include revisions to estimated earnings for such contracts that were reported in a prior period and these revisions may again be adjusted in subsequent periods as further information becomes available or the contracts are completed.

     Other revenues are recognized when services are performed.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. See Note 14.

Advertising Cost

        All advertising and marketing costs are expensed as incurred. Such costs are immaterial to the Company's operations.

Taxes On Income

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns.

Net Income (Loss) Per Share

        Net income (loss) per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the year.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4 - CONTRACTS IN PROGRESS

     Contracts in progress are reported as follows:

                                       1996               1995
                                    -----------        ---------
Costs and estimated earnings        $ 2,709,000        $ 579,000
Billings applicable thereto           2,798,000          633,000
                                    -----------        ---------
     Net                            $   (89,000)       $ (54,000)
                                    ===========        =========


        The amounts are included as current liabilities in the accompanying consolidated balance sheets.

        Accounts receivable at December 31, 1996, include retainage on long-term contracts of $239,000, all of which is expected to be collected within one year.

NOTE 5 - PROPERTY AND EQUIPMENT

        Property and equipment used in the construction and service/ consulting operations consist of the following:


                                         1996            1995
                                      ----------      ----------
Land and improvements                 $  181,187      $  181,187
Buildings                                623,571         628,013
Furniture and equipment                1,284,952       1,082,994
Vehicles and other                       165,858         165,858
Leasehold improvements                    15,265          11,356
                                      ----------      ----------
                                       2,270,833       2,069,408
Less accumulated depreciation          1,135,437         928,076
                                      ----------      ----------

Net property and equipment used in
  the construction and service/
  consulting operations               $1,135,396      $1,141,332
                                      ==========      ==========


                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Property and equipment used in rental operations consist of the following:

                                          1996            1995
                                          -----           -----
Land and improvements                 $  381,206      $  381,206
Buildings                              1,319,535       1,294,654
Furniture and equipment                   58,225          58,225
                                      ----------      ----------
                                       1,758,966       1,734,085
Less accumulated depreciation            311,867         257,498
                                      ----------      ----------

Net property and equipment used in
  rental operations                   $1,447,099      $1,476,587
                                      ==========      ==========

Net property and equipment - total    $2,582,495      $2,617,919
                                      ==========      ==========

        The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the year ended December 31, 1996. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and disclosures should be made in the financial statements. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

NOTE 6 - REAL ESTATE HELD FOR RESALE AND NOTES AND ACCOUNTS
         RECEIVABLE - AFFILIATE

        The Company's December 31, 1995 balance sheet included $237,853 of real estate held for resale. This real estate represented two condominiums that were turned over to the Company as settlement for certain advances made to partners of First Venture Associates Limited Partnership (FVALP), an entity owned by individuals who are principal stockholders, directors and officers of the Company. These condominium units were sold for their carrying value in 1996.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Notes and accounts receivable from FVALP consist of the following:


                                             1996            1995
                                         ----------      ----------
     Notes receivable                    $  393,111      $  435,911
     Accrued interest receivable             93,730           3,196
     Accounts receivable                    829,094         621,926
                                         ----------      ----------
                                         $1,315,935      $1,061,033
                                         ==========      ==========

        The notes receivable bear interest at the prime rate (8.25% at December 31, 1996) and are comprised of $177,426 of accrued interest receivable that was converted to a note receivable from FVALP in 1995 and $215,685 representing the remaining balance on the note receivable that the Company accepted when it sold certain assets to FVALP prior to 1993. The $829,094 accounts receivable due from FVALP resulted from services provided and advances made to FVALP for the joint development of a condominium project (See Note 12). Based on cash projections, the condominium project is expected to provide sufficient cash flows to cover its borrowings from a bank, but not the entire receivables balances and the charges for future services and interest and advances that may be made to FVALP in connection with the condominium project. No impairment has been recognized for any projected shortfall on the receivables as the partners of FVALP have collateralized the receivables with 1,422,000 shares of the Company's common stock that are owned by the partners of FVALP, and these shares are estimated to have sufficient market value to cover any remaining balances due from FVALP after the sale of the condominium project. Management has not reclassified any portion of the amounts due from FVALP as a contra to stockholders' equity as it believes that the Company will receive cash or other assets in full satisfaction of the remaining amounts owed to it by FVALP.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The Company's accounting for and classification of these amounts is based on sensitive estimates used to derive FVALP's projected construction costs on the condominium project, the time the condominiums will be held prior to sale, interest rates during these periods, the ultimate net sale price that will be received on the sale of the condominium project, the market value of the Company's common stock that was provided as collateral, and the steps that will be taken to satisfy the receivables.

        The amounts FVALP ultimately realizes on the sale of the condominium project and the value of the collateral could differ from the amounts assumed in arriving at the carrying value and classification of the related receivables. It is management's belief that the sale of the condominium project and the ultimate settlement of the receivables from FVALP will not result in any material adverse impact to the Company's financial statements. Due to the uncertainties discussed above, it is not practical to estimate the fair market value of these receivables.

        Other than interest earned on the notes receivable from FVALP, the Company has deferred recognizing revenues, costs and profits associated with transactions with FVALP until the Company has been reimbursed for all costs incurred. Amounts collected from FVALP are treated as a reduction of the accounts and notes receivable from FVALP.

NOTE 7 - NOTE PAYABLE - BANK

        The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The loan bears interest at the prime rate; 8.25% at December 31, 1996.

        Information regarding the Company's short-term borrowings is as follows:

                                        1996        1995        1994
                                    ----------  ----------   -----------
Average amount outstanding
  during the year                   $  957,997  $1,292,000   $1,093,000
Weighted average interest
  rate during the year                    8.25%       8.97%        7.33%
Maximum amount of short-term
  borrowings at any month end       $1,329,000  $1,339,000   $1,209,000


                                       31

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The line of credit, which expires May 1, 1997, is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain consolidated net worth of at least $1,500,000. Unrestricted equity was $2,925,099 at December 31, 1996.

NOTE 8 - LONG-TERM DEBT

        Long-term debt consists of:


                                                 1996             1995
                                             ----------        ----------
Mortgage payable                             $1,066,310        $1,162,977
Vehicle and equipment notes                       -                45,356
                                             ----------        ----------
Total                                         1,066,310         1,208,333

Less current maturities                          96,672           124,113
                                             ----------        ----------
Long-term debt, less current
  maturities                                   $969,638        $1,084,220
                                             ==========        ==========

    Long-term debt matures as follows:

              1997                              96,672
              1998                             969,638


        The mortgage provides for monthly principal payments of $8,056 through January 1998 plus interest at the prime rate (8.25% at December 31, 1996). The mortgage is collateralized by two pieces of real estate which have a combined net book value of $2,060,000 at December 31, 1996.

NOTE 9 - MAJOR CUSTOMERS

        The business of the Company is not dependent upon a single customer, or a few customers, the loss of any one of which would have a material adverse effect on the Company. However, during the three years ended December 31, 1996, the Company had revenues from three customers, each of which exceeded 10% of consolidated revenue during one or more of those years. Information related to these customers is summarized as follows:

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                       Percent of Consolidated Revenue
                                      ----------------------------------
                                        1996        1995         1994
                                      ---------    -------     ---------
  Chemical producer - work
     located in Michigan and
     Massachusetts                       30.1%      27.8%        1.5%

  Chemical producer - work
     located in Illinois and
     West Virginia                       20.4%       5.5%        3.0%

  Chemical producer - work
     located in West Virginia             1.3%       6.1%       31.4%


        A substantial amount of the Company's revenue is derived from and, therefore, a significant amount of its accounts receivable are related to companies in the chemical industry. For the three years ended December 31, 1996, 1995, and 1994, approximately 71%, 67%, and 77%, respectively, of the Company's revenues were from customers related to the chemical industry and at December 31, 1996 and 1995 approximately 54% and 61%, respectively, of its accounts receivable were from these companies.

NOTE 10 - 401(k) PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan which covers substantially all employees. Eligible employees may contribute a portion of their compensation to the plan with a partial matching contribution by the Company. The amount of the Company's matching contribution was $30,113 in 1996, $31,209 in 1995, and $34,819 in 1994. The plan also provides that the Company may make a discretionary profit sharing contribution if approved by the Board of Directors. A discretionary profit sharing contribution of $25,000 was approved for 1996. A discretionary profit sharing contribution was not approved for 1995 or 1994.

NOTE 11 - INCOME TAXES (REDUCTION)

        Components of the provision for income taxes (reduction) are as follows:


                               1996        1995       1994
                             --------    -------- ----------
     Current                 $498,000    $39,000  $ (62,000)
     Deferred                 (23,000)    40,000    (47,000)
                             --------    -------  ---------

     Total                   $475,000    $79,000  $(109,000)
                             ========    =======  =========


                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The effective tax rate on income before taxes differed from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the actual taxes:

                                      1996       1995        1994
                                    --------    -------   ----------
     Income taxes (reduction)
       at federal statutory rate    $440,000    $63,000   $(121,000)
     State income taxes, net
       of federal tax benefits        21,000     10,000        -
     Effect of non-deductible
       amortization of goodwill,
       life insurance premiums
       and other                      14,000      6,000      12,000
                                    --------    -------   ---------
     Income taxes (reduction)       $475,000    $79,000   $(109,000)
                                    ========    =======   =========


        The tax effect of temporary differences which give rise to the Company's deferred tax asset are as follows at:


                                          1996      1995      1994
                                        -------   -------   --------
     Accrued compensation               $67,000   $48,000   $ 46,000
     Accounts receivable - allowance
       for possible losses               21,000    15,000     28,000
     Renegotiation of purchase price
       of EPC International, Inc.           -         -       27,000
     Other                               (3,000)   (1,000)     1,000
                                        -------   -------   --------
       Total                            $85,000   $62,000   $102,000
                                        =======   =======   ========

NOTE 12 - RELATED PARTY TRANSACTIONS

        The Company has a Development Agreement with FVALP. Under the terms of the agreement, the Company is to (1) provide its services to complete all engineering, architectural and project management work for improvements to be erected on a parcel of land owned by FVALP, (2) assist in the management, financing and marketing of the development, and (3) lead, direct and manage the legal, real estate, financing, accounting and administration of the project on behalf of the developer. In exchange for its services, the Company is to receive design and project management fees not to exceed 10% of the total cost of the project and to share in 30% of the net development profits.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The agreement terminates on the earlier of the completion and sale of the development or December 31, 1998.

        Transactions with the affiliate over the last three years have been as follows:


                               1996        1995        1994
                            ---------   ----------  -----------
     Services provided      $   -       $  69,178   $ 327,095
     Advances made           195,168       37,000      23,144
     Interest earned          90,534       19,534      18,206
     Amount collected        (30,800)    (161,528)   (100,000)

        FVALP is owned by four officers/directors of The Randers Group Incorporated. See also Note 6.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases office facilities under operating leases, one of which is being subleased. Future minimum lease payments and sub-lease income are as follows:


                                      Lease        Sublease
                                     Payments       Income
                                     --------      --------
     1997                            $293,000      $145,000
     1998                             109,000        24,000
     1999                             110,000          -
     2000                             115,000          -
     2001                             108,000          -
                                     --------      --------
     Total                           $735,000      $169,000
                                     ========      ========


        Rent expense, including amounts under short-term leases, was $365,000 in 1996, $335,000 in 1995, and $380,000 in 1994. Sublease income was $150,000 in 1996, $147,000 in 1995, and $143,000 in 1994.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The Company owns and leases two buildings which provide for future minimum lease payments to be received as follows:


               1997                              $143,000
               1998                               103,000
               1999                                47,000
               2000                                36,000
               2001                                34,000
               2002-2003                           67,000

Insurance Coverage

        Due to the limited availability and the high cost of professional liability insurance covering services provided to the chemical industry, Randers Engineering, a subsidiary, does not maintain professional liability insurance. Although the Company has never incurred a significant liability because of work performed, there can be no assurance that the Company will not incur such a liability in the future.

        At the present time, the Company is not aware of any threatened or pending litigation, claims or assessments or any unasserted possible claims or assessments against the Company in connection with work performed.

NOTE 14 - STOCK OPTION PLAN

        The Company has a stock option plan which authorizes a maximum of 1,000,000 shares to be reserved for options which may be granted to key employees of the Company. The option agreements provide that no more than 50% of the aggregate option shares may be acquired prior to the first anniversary of the grant and no more than 75% of the aggregate option shares may be acquired prior to the second anniversary of the grant. The options terminate no later than the tenth anniversary from the date of grant.

        The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation cost is recognized.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123.

        Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                   1996         1995
                                 ---------    ---------
Net Income
  As reported                    $820,275     $124,835
  Pro Forma                      $792,870     $105,260

Net Income Per Share
  As reported                         .06          .01
  Pro Forma                           .06          .01



        The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1995: dividend yield 0.0 percent; expected volatility of 97 percent; risk-free interest rate of 6.1 percent; and expected life of 1.5 years.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        The following is a summary of activity for the stock option plan for the periods indicated:


                                                        Weighted
                           Shares                        Average    Exercisable
                          Available      Options        Exercise     at End of
                          For Grant    Outstanding        Price         Year
                         ----------    -----------      ---------   -----------
Balance January 1,
  1994                     12,000        738,000         $ .9206       636,750
Amendment of Plan         250,000           -                -
Options granted            (4,000)         4,000         $ .8750
Exercised                    -           (18,182)        $ .7500
Surrendered in
 consideration
 of shares issued            -           (21,818)        $ .7500
Canceled or expired        46,000        (46,000)        $ .7500
                          -------        -------
Balance December 31,
  1994                    304,000        656,000         $ .9427       605,250

Options granted          (174,000)       174,000         $ .6250

Canceled or expired       240,000       (240,000)        $1.0417
                          -------        -------
Balance December 31,
  1995                    370,000        590,000         $ .8088       589,000

Canceled or expired         4,000        (4,000)        $ .8750
                          -------        -------
Balance December 31,
  1996                    374,000        586,000         $ .8083       586,000
                          =======        =======


     Options outstanding at December 31, 1996 are summarized as follows:


 Number of Options              Exercise             Year of
    Outstanding                   Price             Expiration
 -----------------              --------            ----------
      5,000                     $2.1250                2001
     49,500                     $2.0000                1998
     45,000                     $1.0625                2003
      5,000                     $1.0000                2002
     61,500                     $ .7500                1999
     21,000                     $ .7500                2000
    399,000                     $ .6250                2000
    -------
    586,000
    =======

                                       38

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



        During 1995, options covering 174,000 shares of stock were rewritten changing the exercise price to $.625 per share. The weighted average grant date fair value of these rewritten options was $.315 per option. The options were previously exercisable at $1.00 (150,000 shares) and $.75 (24,000 shares).

        At December 31, 1996, there were 960,000 shares of the Company $.0001 par value stock reserved for issuance under the plan.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes quarterly financial data for 1996 and 1995 (in thousands except per share amounts):


                                  First    Second     Third      Fourth
                                 Quarter   Quarter    Quarter    Quarter
                                 -------   -------   --------   ---------
Year Ended December 31, 1996

    Revenues                     $2,906    $2,751    $3,035      $3,709

    Gross Profit                 $  957    $  833    $  673      $  738

    Net Income (Loss)            $  312    $  216    $  144      $  148

    Income (Loss) Per Share      $  .02    $  .02    $  .01      $  .01


Year Ended December 31, 1995

    Revenues                     $2,657    $2,554    $2,041      $2,940

    Gross Profit                 $  307    $  568    $  566      $  819

    Net Income (Loss)            $ (138)   $   66(A) $   37      $  160

    Income (Loss) Per Share      $ (.01)   $  .00    $  .00      $  .02





(A) Operations for the second quarter of 1995 included $52,000 of income related to the write-off of a deferred credit.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
The Randers Group Incorporated
Norton Shores, Michigan


We have audited the accompanying consolidated balance sheets of The Randers Group Incorporated and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Randers Group Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





BDO Seidman, LLP
Grand Rapids, Michigan
March 27, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                  PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's directors and officers as of December 31, 1996:

                                                 Directorship and/or
    Name                        Age           Office with the Company
---------------------         ------          ---------------------------
Thomas R. Eurich                50            Director and President of
                                              the Company since its
                                              inception in 1976.

Michael J. Krivitzky            51            Director, Senior Vice
                                              President, and Treasurer
                                              of the Company since its
                                              inception in 1976.

Thomas J. McEnhill              48            Director and Vice President
                                              of the Company since 1978 and
                                              Secretary since 1987.

Bruce M. Bourdon                43            Director since 1987 and Vice
                                              President of the Company
                                              since 1985.

David A. Wiegerink              53            Vice President of Finance and
                                              Administration since 1988.

        Under the Company's Bylaws, the entire Board of Directors is elected at each annual meeting of the shareholders for terms of office which commence immediately after the shareholders meeting at which they were elected and terminate at the next annual meeting of the shareholders or until their successors are elected and qualified, or until resignation or removal. Officers are appointed by the Board of Directors at each meeting of the Board which immediately follows the annual meeting of the shareholders. The officers are appointed for a term which ends at the conclusion of their stated term of office or until their successors are qualified or until the resignation or removal of a given officer. The Company has not entered into and is not aware of any arrangements, understandings, or agreements pursuant to which the directors or executive officers were selected as a director or executive officer or as a nominee for such position.

     Biographical information on the officers and directors of the Company is set forth in the following paragraphs:


        THOMAS R. EURICH, P.E. Mr. Eurich has been President and Director of The Randers Group Incorporated since its inception. Mr. Eurich has been responsible for major project involvements for manufacturing plants, environmental systems, project management consulting, and construction management. Prior to joining The Randers Group Incorporated, he functioned as manager of engineering for a small chemical company's engineering department. Mr. Eurich holds a Bachelor of Science degree in Chemical Engineering from Michigan State University and a Masters degree in Business Administration in Finance and Management from Western Michigan University.

        MICHAEL J. KRIVITZKY, P.E. Mr. Krivitzky has been Senior Vice President and Director of The Randers Group Incorporated since its inception. Mr. Krivitzky is responsible for company administration, project management, engineering process design and consulting, pollution control design and consulting and business development. Mr. Krivitzky previously has been a project manager and process engineering group leader and pilot plant manager. Mr. Krivitzky received a Bachelor of Science degree in Chemical Engineering from Michigan State University and a Masters degree in Chemical Engineering from Wayne State University.

        THOMAS J. MCENHILL, P.E. Mr. McEnhill has been Vice President and Director of The Randers Group Incorporated since November, 1978. He has been secretary of The Randers Group Incorporated since June, 1987. Mr. McEnhill's current function includes project management, engineering design and consulting, pollution control design and consulting, business development, construction management, and supervision of staff as required to complete project activities in the industrial and commercial areas. Prior to joining The Randers Group Incorporated, he was a senior process engineer and a production area supervisor for a chemical manufacturing company. Mr. McEnhill received a Bachelor of Science degree in Chemical Engineering from Michigan Technological University.

        BRUCE M. BOURDON, P.E. Mr. Bourdon has been Vice President of The Randers Group Incorporated since January, 1985 and a Director since June, 1987. Mr. Bourdon has primary responsibility for business development and conduct of the Companies' construction related activities. This includes construction management programs, development, and design/build projects. His activities include coordinating all construction supervision, cost control, construction scheduling, and inter-facing with design groups. Mr. Bourdon received a Bachelor of Science degree in Civil Engineering from Michigan Technological University.

        DAVID A. WIEGERINK, C.P.A. Mr. Wiegerink has been a Vice President of Randers Engineering since December 1, 1988 and a Vice President of The Randers Group Incorporated since January 3, 1990. Prior to joining Randers Engineering, Inc. he was a partner with BDO Seidman, LLP., a national certified public accounting firm. Mr. Wiegerink holds a Bachelor of Business Administration degree in accounting from Western Michigan University.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the compensation of the chief executive officer and the three most highly compensated executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the last three years:


                                                                     Securities
                                                                     Underlying
                                                     Other Annual      Options/
Name/Capacity Served      Year     Salary    Bonus   Compensation        SARs
---------------------     ----   ---------  -------  ------------   -----------
Thomas R. Eurich          1996   $132,000      -      $  3,510           -
  Director and            1995    129,500      -         2,589           -
  President               1994    120,000      -         1,997           -

Michael J. Krivitzky      1996    132,000      -         1,886           -
  Director, Senior        1995    129,500      -           940           -
  Vice President and      1994    120,000      -           908           -
  Treasurer

Thomas J. McEnhill        1996    132,000      -         3,636           -
  Director, Vice          1995    129,500      -         2,550           -
  President and Secretary 1994    120,000      -         2,245           -

Bruce M. Bourdon          1996    132,000      -         3,195           -
  Director and Vice       1995    129,500      -         2,342        150,000
  President               1994    120,000      -         4,691           -


                     Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------

None

401(k) Profit Sharing Plan

        The Company has a 401(k) profit sharing plan covering all employees who are 21 years of age and have one or more years of service with the Company. Eligible employees may contribute a portion of their compensation to the plan with a partial matching contribution by the Company as determined annually by the Board of Directors. Currently the Company matches 50% of an employees contribution up to a maximum of $500. The plan also provides that the Company may make a profit sharing contribution if approved by the Board of Directors. Amounts contributed by the employees and the Company's contributions, are included in the preceding summary compensation table. A profit sharing contribution of $25,000 was approved for 1996. No profit sharing contribution was approved for 1995 or 1994.

Flexible Compensation Plan

        The Company has a flexible compensation plan which covers full time employees who have completed 90 days of service. Eligible employees may elect to reduce their compensation in exchange for which the Company will pay for certain health and/or dependent care benefits. Amounts by which employees have reduced their compensation in exchange for the benefit received are included as salary in the preceding summary compensation table.

Stock Option Plan

        The Company has a Stock Option Plan which provides for the grant of options to employees of the Company and its subsidiaries. The Plan, which is administered by a committee appointed by the Board of Directors, provides that options to purchase a total of 1,000,000 shares of the Company's $.0001 par value common stock may be granted to eligible employees. Each option agreement must specify the number of shares to which it applies, the option price, the time within which the option shares may be acquired, the manner of payment and the conditions that shall terminate the rights of the optionee. The terms of any option granted under the Plan must specify whether such option shall qualify as an incentive stock option under Section 422A of the Internal Revenue Code or shall be treated as non-statutory, non-tax qualified stock options. The Plan provides that the Board of Directors, at its sole discretion, may modify, revise or terminate the Plan at any time, provided that it may not materially increase the benefits of participants or change the number of shares which may be issued under the Plan without the approval of a majority of the shareholders.

        There were no additional options granted during 1996 or 1995, to any of the executive officers named in the summary compensation table. However, during 1995, options covering 174,000 shares were rewritten changing the exercise price to $.625 per share. The options were previously exercisable at $1.00 (150,000 shares) and $.75 (24,000 shares).

        The following table sets forth information concerning the year end value of unexercised stock options for all executive officers named in the summary compensation table who have unexercised stock options under the Company's plan.


                                                                   Value of
                                                                  Unexercised
                                                   Number of        In-The-
                            Shares                Unexercised    Money Options
                           Acquired                 Options       At Year End
                              on        Value     Exercisable/    Exercisable/
Name                       Exercise   Realized   Unexercisable   Unexercisable
----                       --------   --------   --------------  --------------
Bruce M. Bourdon               -          -       (A) 300,000      $   -0-


(A) Number of shares under options which could be exercised as of December 31, 1996.

Compensation of Directors

        No directors of the Company receive any compensation for their services as directors. The Company is not subject to any arrangements or agreements whereby it is required to provide compensation to its directors.

Employment Contracts and Termination of Employment and Change of Control Arrangement

        The Company does not have any long-term employment contracts with any executive officer.

        The Company has not entered into any compensation plan or arrangement with respect to any director or executive officer which will result in lump sum or installment payments of more than $60,000 upon the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of February 28, 1997, information regarding the beneficial ownership of the Company's common stock by each person known by the Company to own beneficially more than 5% of the Company's common stock, and for each of the Company's directors, and all directors and executive officers of the Company as a group:


                                                           Amount
                            Name and Address            and Nature of       Percent
                                   of                    Beneficial            of
Title of Class              Beneficial Owner            Ownership (1)        Class
--------------              ----------------            -------------       -------
CERTAIN BENEFICIAL OWNERS

  Common Shares            Thermo Electron Corporation
                           101 First Avenue
                           Waltham, Massachusetts
                           02254                        1,680,000(2)         11.6%

DIRECTORS AND EXECUTIVE OFFICERS

  Common Shares            Thomas R. Eurich             2,843,500            19.6%
                           1619 Brookwood
                           Muskegon, MI  49441

                           Michael J. Krivitzky         3,061,000            21.1%
                           1052 W. Randall
                           Muskegon, MI  49441

                           Thomas J. McEnhill           3,038,000            21.0%
                           454 Melody Lane
                           N. Muskegon, MI  49445

                           Bruce M. Bourdon             1,150,750(3)          7.9%
                           5031 Lake Harbor
                           Muskegon, MI  49441

EXECUTIVE OFFICER

  Common Shares            David A. Wiegerink              84,100(4)          0.6%
                           3859 Marlboro N.W.
                           Grand Rapids, MI  49504

DIRECTORS AND EXECUTIVE OFFICERS

  Common Shares            All directors and
                           executive officers as
                           a group (5 persons)         10,177,350(5)         70.2%


                                       46

(1) For purposes of the foregoing table, a person shall be deemed to be the beneficial owner of shares of the Company's common stock if that person, directly or indirectly, has or shares with others: (a) the power to vote or direct the voting of such securities; or (b) investment power with respect to such securities, which includes the power to dispose or direct the disposition of such securities. Further, a person shall be deemed to be the beneficial owner of the Company's common stock if that person has the right to acquire beneficial ownership as set forth above within 60 days and as otherwise provided in Rule 13d-3(d) (1).

(2) Includes 420,000 shares owned by Thermo Power Corporation, a subsidiary of Thermo Electron Corporation.

(3) Includes 300,000 shares which can be acquired within sixty days through the exercise of stock options.

(4) Includes 74,000 shares which can be acquired within sixty days through exercise of stock options.

(5) Includes 374,000 shares which can be acquired within sixty days through the exercise of stock options.

     The Company is not aware of any arrangements, including any pledge by any person, of the Company's common stock, the operation of which may at a subsequent date result in a change in control of the Company.

     There are no material proceedings to which any director, officer or affiliate of the Company, and owner of record or beneficiary of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of the subsidiaries or has a material interest adverse to the Company or any of the subsidiaries.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has a development agreement with FVALP. Under the terms of the agreement, the Company is to (1) provide its services to complete all engineering, architectural and project management work for all improvements to be erected on a parcel of land owned by FVALP, (2) assist in the management, financing and marketing of the development, and (3) shall lead, direct and manage the legal, real estate, financing, accounting and administration of the project on behalf of the developer. In exchange for its services, the Company is to receive design and project management fees not-to-exceed 10% of the total cost of the project and to share in 30% of the net development profits. The agreement terminates on the earlier of the completion and sale of the development or December 31, 1998.

     Other than interest earned on the notes receivable from FVALP, the Company has deferred recognizing revenues, cost and profits associated with FVALP until the Company has been reimbursed for all costs incurred. Amounts collected from FVALP are treated as a reduction of the accounts and notes receivable from FVALP.

     Transactions with the affiliate over the last three years have been as follows:


                                       1996         1995       1994
                                       -----        ----       ----
     Services provided               $   -      $  69,178   $ 327,095
     Advances made                    195,168      37,000      23,144
     Interest earned                   90,534      19,534      18,206
     Amounts collected                (30,800)   (161,528)   (100,000)


     In addition, the Company has $829,094 in accounts receivable and $393,111 in notes receivable from FVALP which bear interest at the prime rate (8.25% at December 31, 1996). The accrued interest receivable was $93,730 at December 31, 1996. Repayment terms are related to completion of the planned real estate development. The notes are collateralized by 1,422,000 shares of common stock of The Randers Group Incorporated that is owned by the partners of FVALP. Ownership of FVALP is composed of the following individuals:

                                                                 Percent of
                          Directorship and/or Office             Ownership
     Name                   with the Registrant                   in FVALP
---------------------     --------------------------            -----------

Thomas R. Eurich          Director and President                   25%
Michael J. Krivitzky      Director, Senior Vice
                          President and Treasurer                  25%
Thomas J. McEnhill        Director, Vice President
                          and Secretary                            25%
Bruce M. Bourdon          Director and Vice President              25%

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON
          FORM 8-K

(a) Exhibits

     2(a). Asset Purchase Agreement between Randers Engineering of Illinois Incorporated and EPC International, Inc. Incorporated by reference to Exhibit 2(a) to the Company's Form 8-K dated December 9, 1993.

     3(a). Certificate of Incorporation of The Randers Group Incorporated as filed with the Delaware Secretary of State on June 19, 1987. Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10.

     3(b). Certificate of Amendment to Certificate of Incorporation of The Randers Group Incorporated, dated November 2, 1987 and filed with the Delaware Secretary of State on March 7, 1988. Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10.

     3(c). Amended and Restated Bylaws of The Randers Group Incorporated. Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10.

     4. Instruments defining rights of security holders, including indentures. All incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 10.

     4(a) See paragraphs 4, 8 and 9 of the Certificate of Incorporation of The Randers Group Incorporated [Exhibit Table Number 3(a) above.].

     4(b) See the following relevant provisions of the amended and restated bylaws of The Randers Group Incorporated [Exhibit Table Number 3(c) above]:

          (i)   Article II, Section 4, Notice of Meeting of Shareholders;

         (ii)   Article II, Section 8, Vote of Shareholders;

        (iii)   Article II, Section 10, Proxies;

         (iv)   Article II, Section 12, Consent of Shareholders in Lieu of
                Meeting;

          (v)   Article VII, Section 2, Share Certificates; Required Provisions;

         (vi)   Article VII, Section 4, Registered Shareholders;

        (vii) Article VIII, Section 1, Dividends or Other Distributions in Cash or Property; and

       (viii)   Article IX, Amendments.

     10(a). Development Agreement dated December 1, 1988 between First Venture Associates Limited Partnership ("FVALP") and Redeco Incorporated. Incorporated by reference to Exhibit 10(a) to the Company's Registration in Statement on Form 10.

     10(b). Addendum to Development Agreement between First Venture Associates Limited Partnership and Redeco Incorporated extending the expiration date until December 31, 1998. Incorporated by reference to Exhibit 10(b) to the Company's Form 10-KSB for the year ended December 31, 1993.

     10(c). Lease, dated April 28, 1986, between American Acquest Mona Shores I Limited Partnership, landlord, and Randers Engineering, Inc., tenant, regarding 9,000 square feet of space located at 3355 Merriam Avenue, Muskegon Heights, Michigan. Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10.

     10(d). Office Lease, dated April 13, 1990, between Randers Group Property Corporation, landlord, and GTE Directories Sales Corporation, tenant, regarding the sublease of 9,000 square feet of space located at 3355 Merriam Avenue, Muskegon Heights, Michigan. Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991.

     10(e). Office Lease, dated August 12, 1996, between Randers Engineering, Inc., tenant, and R.L. Kuss, Trustee, landlord, regarding 5,000 square feet of space located at 21333 Haggerty Road, Novi, Michigan. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended September 30, 1996.

     10(f). Addendum to Lease, dated September 30, 1996, regarding 5,000 square feet of space located at 21333 Haggerty Road, Novi, Michigan. Incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB for the quarter ended September 30, 1996.

     10(g). Agreement dated January 12, 1995, between Randers Engineering, Inc., sub-tenant, and Applicon, Inc., sub-lessor, regarding the sharing of 4,015 square feet of based space located at 5412 Courseview Drive, Mason, Ohio 45040. Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1994.

     10(h). Office Lease, dated July 2, 1992 between Randers Engineering, Inc., tenant, and Technical Center Employees Federal Credit Union, landlord, regarding 1,400 square feet of space located at 318 Fifth Avenue, South Charleston, West Virginia 25303. Incorporated by reference to Exhibit 10(i) to the Company's form 10-KSB for the year ended December 31, 1993.

     10(i). Office Lease, dated September 18, 1992, between Randers Group Property Corporation, landlord, and Michigan Education Association, tenant, regarding 1,752 square feet of space located at 3391 Merriam Avenue, Muskegon Heights, Michigan (Randers Professional Building III). Incorporated by reference to Exhibit 10(j) to the Company's form 10-KSB for the year ended December 31, 1992.

     10(j). Office Lease, dated June 4, 1993, between Randers Group Property Corporation, landlord, and Mapping & Printing Specialties, Inc., tenant, regarding 1,300 square feet of space located at 3391 Merriam Avenue, Muskegon Heights, Michigan. Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1994.

     10(k). Office Lease, dated September 24, 1993, between Randers Group Property Corporation, landlord, and HHS, Inc., tenant, regarding 3,440 square feet of space located at 570 Seminole Road, Norton Shores, Michigan. Incorporated by reference to Exhibit 10(b) of the Company's Form 10-QSB for the quarter ended September 30, 1993.

     10(l). Office Lease, dated February 10, 1994, between Randers Group Property Corporation, landlord, and Transamerica Title Insurance Company, tenant, regarding 1,541 square feet of space located at 570 Seminole Road, Muskegon, Michigan. Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994.

     10(m). Addendum No. 1 to lease agreement dated February 10, 1994, between Randers Group Property Corporation, landlord, and Transamerica Title Insurance Company, tenant, increasing tenants space, rent and lease term. Incorporated by reference to Exhibit 10(m) to the Company's Form 10-KSB for the year ended December 31, 1994.

     10(n). The Randers Group Incorporated 1988 Stock Option Plan, effective February 8, 1988. Incorporated by reference to Exhibit 10(m) to the Company's Registration Statement on Form 10.

     10(o). Indemnification Agreement, dated November 2, 1987, between The Randers Group Incorporated and Thomas R. Eurich. Incorporated by reference to
Exhibit 10(n) to the Company's Registration Statement on Form 10.

     10(p). Indemnification Agreement, dated November 2, 1987, between The Randers Group Incorporated and Thomas J. McEnhill. Incorporated by reference to Exhibit 10(o) to the Company's Registration Statement on Form 10.

     10(q). Indemnification Agreement, dated November 2, 1987, between The Randers Group Incorporated and Michael J. Krivitzky. Incorporated by reference to Exhibit 10(p) to the Company's Registration Statement on Form 10.

     10(r). Indemnification Agreement, dated November 2, 1987, between The Randers Group Incorporated and Bruce M. Bourdon. Incorporated by reference to
Exhibit 10(q) to the Company's Registration Statement on Form 10.

     10(s). Adoption Agreement for Aetna Life Insurance and Annuity Company Standardized 401(k) Profit Sharing Plan and Trust. Aetna Life Insurance and Annuity Company 401(k) Profit Sharing Plan and Trust. Incorporated by reference to Exhibit 10(u) of the Company's Form 10-K for the year ended December 31, 1990.

     10(t). The Randers Group Incorporated Flexible Compensation Plan effective January 1, 1991. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1991.

      11.  Statement regarding Computation of Earnings per Share.  Page
           55 of 56.

      21.  Subsidiaries of The Randers Group Incorporated.  Page 56 of
           56.

      27.  Financial data schedule.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Commission for the quarter ended December 31, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, The Randers Group Incorporated has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       By   /S/ Thomas R. Eurich
                                           ----------------------------------
                                           Thomas R. Eurich, President

                                       Date   March 31, 1997
                                           ----------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name

/S/ Thomas R. Eurich
---------------------------------------
Thomas R. Eurich, President and
Director (Principal Executive
Officer)


/S/ David A. Wiegerink
---------------------------------------
David A. Wiegerink, Vice President
of Finance and Administration
(Principal Financial Officer)


/S/ Michael J. Krivitzky
---------------------------------------
Michael J. Krivitzky, Senior Vice
President, Treasurer, and Director


/S/ Thomas J. McEnhill
---------------------------------------
Thomas J. McEnhill, Vice President,
Secretary, and Director


/S/ Bruce M. Bourdon
---------------------------------------
Bruce M. Bourdon, Vice President
and Director