Form 10QSB
period 1997-03-31
RANDERS GROUP INC
filed 1997-05-14
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1997

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to
                                                   ------    ------

                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
      --------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


                  DELAWARE                           38-2788025
     -------------------------------  ------------------------------------
     (State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                          49444
------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                         (Zip Code)

                                (616)  733-0036
                  -------------------------------------------
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---         ----

Number of Common shares, par value $.0001, outstanding at April 30, 1997:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS



                                                                         Page

Facing Sheet..........................................................    1

TABLE OF CONTENTS.....................................................    2

PART I  Financial Information

     ITEM 1     Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited) -
                March 31, 1997 and December 31, 1996...................   3

                Condensed Consolidated Statements of Operations
                (Unaudited) - Three months ended March 31, 1997 and
                1996...................................................   5

                Condensed Consolidated Statements of Cash Flows
                (Unaudited) - Three months ended March 31, 1997 and
                1996...................................................   6

                Notes to Condensed Consolidated Financial Statements...   8

     ITEM 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  11

PART II   Other Information............................................  14

     SIGNATURES........................................................  15

     STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE.............  16

     FINANCIAL DATA SCHEDULE...........................................  17

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                        March 31,        December 31,
          ASSETS                                          1997               1996
          ------                                      ------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                           $   669,322       $   476,694
  Accounts receivable, less
    allowances of $47,000
    and $62,000 for possible
    losses                                              2,373,135         2,971,425
  Notes and accounts receivable -
    Affiliate                                           1,315,935                 -
  Prepaid expenses and other                               48,897           100,868
  Future income tax benefits                               85,000            85,000
                                                      -----------       -----------

        TOTAL CURRENT ASSETS                            4,492,289         3,633,987
                                                      -----------       -----------

NET PROPERTY AND EQUIPMENT                              2,534,162         2,582,495
                                                      -----------       -----------
OTHER ASSETS:
  Notes and accounts receivable -
    Affiliate                                                   -         1,315,935
  Goodwill, less accumulated
    amortization of $112,437
    and $109,368                                          132,080           135,149
  Miscellaneous                                             3,681             5,140
                                                      -----------       -----------
     TOTAL OTHER ASSETS                                   135,761         1,456,224
                                                      -----------       -----------

                                                      $ 7,162,212       $ 7,672,706
                                                      ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                                             March 31,       December 31,
                                                                1997             1996
                                                             ----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Note payable - bank                                         $  897,000       $  301,000
  Accounts payable                                               407,565        1,299,068
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                                                   16,000           89,000
  Accrued compensation                                           303,225          222,070
  Accrued income taxes                                            13,183           78,533
  Other accrued expenses                                          44,269          191,626
  Current maturities of long-term debt                            96,672           96,672
                                                              ----------       ----------
     TOTAL CURRENT LIABILITIES                                 1,777,914        2,277,969


LONG-TERM DEBT, less current
  maturities                                                     945,472          969,638
                                                              ----------       ----------
     TOTAL LIABILITIES                                         2,723,386        3,247,607
                                                              ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                                     1,412            1,412
  Additional paid-in capital                                   1,536,439        1,536,439
  Retained earnings                                            2,900,975        2,887,248
                                                              ----------       ----------
     TOTAL STOCKHOLDERS' EQUITY                                4,438,826        4,425,099
                                                              ----------       ----------
                                                              $7,162,212       $7,672,706
                                                              ==========       ==========






     See accompanying notes to condensed consolidated financial statements.

               THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1997          1996
                                                        ------------  --------------
REVENUES:
  Service/consulting                                    $  1,944,990     $  2,606,712
  Construction                                               305,165          216,373
  Rental                                                      77,572           82,666
                                                        ------------     ------------
  Total Revenues                                           2,327,727        2,905,751
                                                        ------------     ------------

COSTS AND EXPENSES:
  Costs of services/consulting                             1,518,312        1,716,778
  Construction costs                                         267,827          177,864
  Rental costs                                                62,138           54,209
  Selling, administrative and
    general expenses                                         433,442          448,880
                                                        ------------     ------------

  Total Costs and Expenses                                 2,281,719        2,397,731
                                                        ------------     ------------

  Operating income                                            46,008          508,020
                                                        ------------     ------------

OTHER INCOME (EXPENSES):
  Interest expense                                           (29,878)         (49,771)
  Interest income                                              5,097           26,531
                                                        ------------     ------------

  Other Income (Expense) - Net                               (24,781)         (23,240)
                                                        ------------     ------------

  Income before taxes on income                               21,227          484,780

INCOME TAXES                                                   7,500          173,000
                                                        ------------     ------------

NET INCOME                                              $     13,727     $    311,780
                                                        ============     ============

NET INCOME PER SHARE                                    $        .00     $        .02
                                                        ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                             14,115,682       14,115,682
                                                        ============     ============






     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                     Three Months Ended
                                                                          March 31,
                                                                ---------------------------------
                                                                   1997                  1996
                                                                 --------              --------
CASH FLOWS FROM (FOR) OPERATIONS:
    Cash received from customers                                 $ 2,941,017         $ 2,763,436
    Cash paid to suppliers and employees                          (3,205,428)         (2,527,776)
    Interest received                                                  5,097               4,659
    Interest paid                                                    (29,878)            (49,771)
    Income taxes paid                                                (72,850)            (26,500)
                                                                 -----------         -----------
       Net Cash From (For) Operations                               (362,042)            164,048
                                                                 -----------         -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
    Capital expenditures                                             (17,164)           (112,043)
    Advance to affiliate                                                   -             (10,000)
                                                                 -----------         -----------
    Net Cash From (For) Investing
      Activities                                                     (17,164)           (122,043)
                                                                 -----------         -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
    Net borrowings (payments) on line of credit                      596,000             (10,000)
    Principal payments on loans                                      (24,166)            (37,771)
    Payments received on note from affiliate                               -              12,200
                                                                 -----------         -----------
      Net Cash From (For) Financing Activities                       571,834             (35,571)
                                                                 -----------         -----------

NET INCREASE (DECREASE) IN CASH                                      192,628               6,434

Cash and cash equivalents, at
    beginning of period                                              476,694             409,087
                                                                 -----------         -----------
Cash and cash equivalents, at
    end of period                                                $   669,322          $  415,521
                                                                 ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                ---------------------------------
                                                                   1997                  1996
                                                                 --------              --------
RECONCILIATION OF NET INCOME TO
  NET CASH FROM (FOR) OPERATIONS:
Net income                                                       $  13,727           $  311,780
Provision for (reduction in) allowance
  on accounts receivable                                           (15,000)              10,000
Depreciation                                                        65,497               59,778
Amortization                                                         3,069                3,069
Changes in operating assets and
  liabilities:
  Accounts and notes receivable                                    613,290             (132,315)
  Prepaid expenses and other                                        53,430              (36,599)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress                             (964,503)            (363,542)
  Accrued expenses                                                (131,552)             311,877
                                                                 ---------           ----------
NET CASH FROM (FOR) OPERATIONS                                   $(362,042)          $  164,048
                                                                 =========           ==========

     See accompanying notes to condensed consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The Randers Group Incorporated and its Subsidiaries (the Company) provide design, engineering, project management, general contracting and development services to industrial and commercial clients throughout the United States. The Company considers such operations to constitute one business segment.

     The condensed consolidated financial statements include the accounts of The Randers Group Incorporated and all of its subsidiaries. On consolidation all material intercompany accounts and transactions are eliminated.

     The financial information included herein as of any date other than December 31, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Financial information as of December 31, has been taken from the audited financial statements of the Company, however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996.

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

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment used in the construction and service/ consulting operations consist of the following:


                                     March 31,    December 31,
                                       1997           1996
                                   ------------  -------------
Cost                               $  2,287,997   $  2,270,833
Less accumulated amortization         1,187,163      1,135,437
                                   ------------   ------------

     Net                           $  1,100,834   $  1,135,396
                                   ============   ============

     Property and equipment used in rental operations consist of the following:

Cost                               $  1,758,966   $  1,758,966
Less accumulated amortization           325,638        311,867
                                   ------------   ------------

     Net                           $  1,433,328   $  1,447,099
                                   ============   ============
Net Property and Equipment - total $  2,534,162   $  2,582,495
                                   ============   ============

NOTE 3 - NOTES AND ACCOUNTS RECEIVABLE - AFFILIATE

     The Company's balance sheets include various amounts receivable from First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. The amounts receivable from FVALP consist of the following:


                                     March 31,    December 31,
                                      1997(A)         1996
                                   ------------   ------------
Notes receivable                   $    393,111   $    393,111
Accrued interest receivable              93,730         93,730
Accounts receivable                     829,094        829,094
                                   ------------   ------------
                                   $  1,315,935   $  1,315,935
                                   ============   ============

     (A) The notes and accounts receivable are shown as a current asset in the accompanying balance sheet as of March 31, 1997, as such amounts were collected in May, 1997.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 4 - NOTE PAYABLE - BANK

     The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.25% at December 31, 1996 and at March 31, 1997.

     The loan agreement, which expired May 1, 1997, has been verbally extended by the bank. The Company is currently renegotiating the loan and expects that it will be renewed under similar terms and conditions.

     The line of credit is collateralized by all the assets of the Company and its subsidiaries. The loan agreement further provides that the Company is to maintain consolidated net worth of at least $1,500,000. Unrestricted equity was $2,925,099 at December 31, 1996 and $2,938,826 at March 31, 1997.

NOTE 5 - CONTINGENCIES

     Due to the limited availability and high cost of professional liability insurance covering services related to the chemical industry, Randers Engineering, a subsidiary of the Company, does not maintain such insurance. Management is not aware of any uninsured claims or potential claims which may be asserted against the Company. Although the Company has never incurred a significant liability because of work performed, there can be no assurances that the Company will not incur such a liability in the future.

NOTE 6 - NET INCOME PER SHARE

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

     The Company's March 31, 1997 balance sheet includes various amounts related to the Company's activities with First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. Such amounts include notes and accrued interest receivable from FVALP of $393,111 and $93,730, respectively, and accounts receivable from FVALP of $829,094. These amounts were collected in May, 1997, and accordingly these amounts have been classified as a current asset in March 31, 1997 balance sheet.

     The following table sets forth information related to the Company's liquidity as of the dates indicated.

                                                             March 31,
                                                     ------------------------
                                                        1997           1996
                                                     ---------       --------
    Cash and cash equivalents                       $   669,000     $  416,000
    Working capital                                 $ 2,714,000     $  821,000
    Ratio of current assets to current
      liabilities                                     2.53 to 1      1.35 to 1
    Available funds under line of credit            $   603,000     $  171,000


     The Company's cash position of $669,000 at March 31, 1997, reflects an increase of approximately $193,000 since December 31, 1996.

     Operations for the first quarter of 1997 consumed $362,000 of cash. Net income of $14,000 for the period combined with non-cash expenses of $54,000 and a $667,000 decrease in accounts receivable and prepaid expenses were not sufficient enough to offset a $965,000 decrease in accounts payable and billings in excess of cost and estimated earnings on contracts in progress and a $132,000 decrease in accrued expenses. The decrease in accounts receivable and accounts payable was due primarily to changes in business activity rather than from a change in the timing of cash collections or disbursements.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



     In addition to the $362,000 of cash consumed by operations during the first three months of 1997, the Company expended $17,000 for property and equipment and used $24,000 to reduce its long-term debt. During this same period the Company borrowed $596,000 on its line of credit thus resulting in a $192,000 net increase in cash.

                               * * * * * * * * *

     Management is not aware of any known trends, demands, commitments, events or uncertainties, other than the following, that will result in the Company's liquidity increasing or decreasing in any material way.

     The Company has a line of credit with a bank which provides for advances up to $1,500,000. At March 31, 1997, the Company had outstanding borrowings of $897,000 on the line. Management expects that the line of credit, which expired May 1, 1997, will be renewed under similar terms and conditions.

     As previously discussed, the Company collected the $1,315,935 due from an affiliate during May, 1997. The funds were used to repay the Company's borrowings on its line of credit with the remaining portion invested in cash equivalents.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1997            1996
                                                       -------         --------
Revenues                                               100.0%           100.0%
Direct Expenses                                         79.4%            67.1%
Selling Administrative
 and General Expenses                                   18.6%            15.4%
Operating Income                                         2.0%            17.5%
Other Income (Expenses)- Net                            (1.1%)            (.8%)
Income Taxes (Reduction)                                  .3%             6.0%
Net Income (Loss)                                         .6%            10.7%


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenues for the first months of 1997 were $2,328,000 compared to $2,906,000 for the same period in 1996, a decrease of 19.9% Service/consulting fees decreased $662,000 (25.4%) while construction revenues increased $89,000 (41.0%). The decrease in service/ consulting revenues results primarily from the completion in 1996 of two large design/construction management projects which were active during the first quarter of 1996. Construction revenues continued to reflect a slow down in construction spending among the Company's traditional client base. However, the design and manufacturer of specialized equipment system accounted for the additional revenues recognized in 1997.

     The Company reported an operating profit of $46,000 during the first three months of 1997 compared to an operating profit of $508,000 during the same period of 1996. Gross profit from service/consulting fees were $427,000 (21.9%) for the first quarter of 1997 compared to a gross profit of $890,000 (34.1%) in 1996. The decrease in the gross profit percentage results primarily from a decrease in staff utilization related to the decreased volume of work. Construction operations reported a gross profit of $37,000 (12.2%) compared to a
gross profit of $39,000  (17.8%) for 1996.   Selling, administrative, and
general expenses were $434,000 during the first quarter of 1997 compared to $449,000 for the same period in 1996, a decrease of $15,000 or 3.4%. Such costs, however, represented 18.6% of revenue in 1997 compared to 15.4% in 1996.

     Net interest expense was $25,000 for the first three months of 1997 compared to net interest expense of $23,000 in 1996.

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



                                                  THE RANDERS GROUP INCORPORATED




Date:  May 14, 1997                                  |s| Thomas R. Eurich
                                                     ---------------------------
                                                     Thomas R. Eurich, President




Date:  May 14, 1997                                  |s| Michael J. Krivitzky
                                                     ---------------------------
                                                     Michael J. Krivitzky
                                                     Senior Vice President and
                                                       Treasurer




Date:  May 14, 1997                                  |s| David A. Wiegerink
                                                     ---------------------------
                                                     David A. Wiegerink, Vice
                                                       President Finance and
                                                       Administration Principal
                                                       Accounting Officer

                                  EXHIBIT INDEX

Exhibit
   No.                          Description
--------                        -----------
  11                            Computation of Earnings Per shares

  27                            Financial Data Schedule