Form 10QSB
period 1997-06-30
RANDERS GROUP INC
filed 1997-08-13
CIK 830104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1997

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    -----

                        Commission file number 0-18095.

                         THE RANDERS GROUP INCORPORATED
         ------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                               38-2788025
---------------------------------     --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

570 Seminole Road, Norton Shores, Michigan                      49444
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (616)  733-0036
          --------------------------------------------------------
                          (Issuer's Telephone Number)

--------------------------------------------------------------------------------

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

Number of Common shares, par value $.0001, outstanding at July 31, 1997:
14,115,682

                         THE RANDERS GROUP INCORPORATED

                                  FORM 10-QSB

                                QUARTERLY REPORT



                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
Facing Sheet.......................................................  1

TABLE OF CONTENTS..................................................  2

PART I   Financial Information

  ITEM 1  Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
          June 30, 1997 and December 31, 1996......................  3

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three months and six months ended
          June 30, 1997 and 1996...................................  5

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six months ended June 30, 1997 and
          1996.....................................................  6

          Notes to Condensed Consolidated Financial Statements ....  8

  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................... 11

PART II  Other Information......................................... 15

SIGNATURES......................................................... 17

EXHIBIT INDEX...................................................... 18

STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE....... 19

FINANCIAL DATA SCHEDULE............................................ 20


                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                          June 30,    December 31,
     ASSETS                                 1997          1996
     ------                             -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents              $1,159,428     $  476,694
  Accounts receivable, less
    allowances of $38,000 and
    $62,000 for possible
    losses                                2,193,383      2,971,425
  Prepaid expenses and other                 52,523        100,868
  Future income tax benefits                 85,000         85,000
                                         ----------     ----------

        TOTAL CURRENT ASSETS              3,490,334      3,633,987
                                         ----------     ----------


NET PROPERTY AND EQUIPMENT                2,531,822      2,582,495
                                         ----------     ----------

OTHER ASSETS:
  Notes and accounts receivable -
    affiliate                                 -          1,315,935
  Goodwill, less accumulated
    amortization of $115,506 and
    $109,368                                129,011        135,149
  Miscellaneous                               3,680          5,140
                                         ----------      ---------

        TOTAL OTHER ASSETS                  132,691      1,456,224
                                         ----------     ----------


                                         $6,154,847     $7,672,706
                                         ==========     ==========





    See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


                                            June 30,   December 31,
                                             1997          1996
                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Note payable - bank                    $     -       $  301,000
  Accounts payable                          237,683     1,299,068
  Billings in excess of costs and
    estimated earnings on contracts
    in progress                             (67,675)       89,000
  Accrued compensation                      250,411       222,070
  Accrued income taxes                       29,146        78,533
  Other accrued expenses                    154,231       191,626
  Current maturities of long-term debt       96,672        96,672
                                         ----------    ----------

     TOTAL CURRENT LIABILITIES              700,468     2,277,969


LONG-TERM DEBT, less current
  maturities                                921,305       969,638
                                         ----------    ----------

     TOTAL LIABILITIES                    1,621,773     3,247,607
                                         ----------    ----------


STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par - shares
    authorized 30,000,000; issued
    14,115,682                                1,412         1,412
  Additional paid-in capital              1,536,439     1,536,439
  Retained earnings                       2,995,223     2,887,248
                                         ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY           4,533,074     4,425,099
                                         ----------    ----------

                                         $6,154,847    $7,672,706
                                         ==========    ==========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended          Six Months Ended
                                          June 30,                  June 30,
                                     1997         1996          1997         1996
                                  ----------   ----------    ----------   ----------
REVENUES:
  Service/consulting              $2,253,539   $2,517,990    $4,198,529   $5,124,702
  Construction/contract              115,066      153,750       420,231      370,123
  Rental                              78,036       78,911       155,608      161,577
                                  ----------   ----------    ----------   ----------

  Total Revenues                   2,446,641    2,750,651     4,774,368    5,656,402
                                  ----------   ----------    ----------   ----------

COSTS AND EXPENSES:
  Costs of services/consulting     1,568,066    1,664,668     3,086,378    3,381,446
  Construction/contract costs        127,240      197,073       395,067      374,937
  Rental costs                        61,742       55,930       123,880      110,139
  Selling, general and
    administrative expenses          509,740      460,846       943,182      909,726
                                  ----------   ----------    ----------   ----------

  Total Costs and Expenses         2,266,788    2,378,517     4,548,507    4,776,248
                                  ----------   ----------    ----------   ----------

  Operating Income                   179,853      372,134       225,861      880,154
                                  ----------   ----------    ----------   ----------

OTHER INCOME (EXPENSES):
  Interest expense                   (30,453)     (48,516)      (60,331)     (98,287)
  Interest income                      9,348       29,691        14,445       56,222
                                  ----------   ----------    ----------   ----------

  Other Income (Expenses) - Net      (21,105)     (18,825)      (45,886)     (42,065)
                                  ----------   ----------    ----------   ----------

  Income Before Taxes on Income      158,748      353,309       179,975      838,089

INCOME TAXES                          64,500      137,000        72,000      310,000
                                  ----------   ----------    ----------   ----------

NET INCOME                        $   94,248   $  216,309    $  107,975   $  528,089
                                  ==========   ==========    ==========   ==========

NET INCOME PER SHARE              $      .01   $      .02    $      .01   $      .04
                                  ==========   ==========    ==========   ==========

AVERAGE NUMBER OF COMMON AND
DILUTIVE COMMON EQUIVALENT
SHARES OUTSTANDING                14,115,682   14,115,682    14,115,682   14,115,682
                                  ==========   ==========    ==========   ==========




     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                      1997           1996
                                                   ----------     -----------
CASH FLOWS FROM (FOR) OPERATIONS:
  Cash received from customers                     $5,576,410     $5,652,267
  Cash paid to suppliers and employees             (5,612,349)    (4,768,007)
  Interest received                                   108,175         12,477
  Interest paid                                       (60,331)       (98,287)
  Income taxes paid                                  (121,387)      (321,800)
                                                   ----------     ----------

     Net Cash From (For) Operations                  (109,482)       476,650
                                                   ----------     ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Capital expenditures                                (80,656)      (143,420)
  Advances to affiliate                                  -           (65,314)
  Sale of real estate                                    -           148,453
                                                   ----------     ----------

     Net Cash From (For) Investing Activities         (80,656)       (60,281)
                                                   ----------     ----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Net payments on line of credit                     (301,000)      (319,000)
  Principal payments on loans                         (48,333)       (83,672)
  Payment received on note from affiliate           1,222,205         19,400
                                                   ----------     ----------

     Net Cash From (For) Financing Activities         872,872       (383,272)
                                                   ----------     ----------

NET INCREASE (DECREASE) IN CASH                       682,734         33,097

Cash and cash equivalents, at
  beginning of period                                 476,694        409,087
                                                   ----------     ----------

Cash and cash equivalents, at
  end of period                                    $1,159,428     $  442,184
                                                   ==========     ==========





     See accompanying notes to condensed consolidated financial statements.

                THE RANDERS GROUP INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                 Six Months Ended
                                                     June 30,
                                            -------------------------
                                               1997           1996
                                            ----------     ----------
RECONCILIATION OF NET INCOME TO
  NET CASH FROM (FOR) OPERATIONS:
Net income                                  $  107,975     $  528,089
Depreciation                                   131,329        121,033
Amortization                                     6,138          6,138
Provision for (reduction in) allowance
  on accounts receivable                       (24,000)        30,000
Changes in operating assets and
  liabilities:
  Accounts and notes receivable                802,042        (47,881)
  Prepaid expenses and other                   143,535        (14,449)
  Accounts payable and billings
    in excess of costs and estimated
    earnings on contracts in progress       (1,218,060)      (292,973)
  Accrued expenses                             (58,441)       146,693
                                            ----------    -----------

NET CASH FROM (FOR) OPERATIONS              $ (109,482)   $   476,650
                                            ==========    ===========





     See accompanying notes to condensed consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The Randers Group Incorporated and Subsidiaries ("the Company") provide design, engineering, project management, general contracting and contract sales of equipment to industrial and commercial clients throughout the United States. The Company considers such operations to constitute one business segment.

         The condensed consolidated financial statements include the accounts of The Randers Group Incorporated and all of its subsidiaries. On consolidation, all material intercompany accounts and transactions are eliminated.

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

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment used in the service/consulting and construction/contract operations consist of the following:


                                     June 30,     December 31,
                                       1997           1996
                                   ------------   ------------
Cost                               $  2,340,241   $  2,270,833
Less accumulated depreciation         1,227,975      1,135,437
                                   ------------   ------------

     Net                           $  1,112,266   $  1,135,396
                                   ============   ============

         Property and equipment used in rental operations consist of the following:

                                     June 30,     December 31,
                                       1997           1996
                                   ------------   ------------
Cost                               $  1,758,966   $  1,758,966
Less accumulated depreciation           339,410        311,867
                                   ------------   ------------

     Net                           $  1,419,556   $  1,447,099
                                   ============   ============

Net Property and Equipment - total $  2,531,822   $  2,582,495
                                   ============   ============

NOTE 3 - NOTES AND ACCOUNTS RECEIVABLE - AFFILIATE

         The Company's balance sheet as of December 31, 1996 includes various amounts receivable from First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors. The amounts receivable from FVALP consisted of the following:

Notes receivable                      $    393,111
Accrued interest receivable                 93,730
Accounts receivable                        829,094
                                      ------------

                                      $  1,315,935
                                      ============


The notes and accounts receivable were collected in May, 1997.

                         THE RANDERS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 4 - NOTE PAYABLE - BANK

         The Randers Group Incorporated has a line of credit which provides for advances up to $1,500,000. The line bears interest at the prime rate. The prime rate was 8.25% at December 31, 1996 and at June 30, 1997.

         The line of credit is collateralized by all the assets of the Company. The loan agreement further provides that the Company is to maintain net worth of at least $1,500,000. Unrestricted equity was $2,925,099 at December 31, 1996 and $3,033,074 at June 30, 1997.

NOTE 5 - NET INCOME PER SHARE

         Net income per share is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                     ITEM 2
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's service/consulting and construction/contract operations normally do not require a significant investment in property and equipment or other long-term assets. Short-term needs for cash may develop as the service/consulting operations expand and cash is consumed by operations prior to the collection of the related revenue. Construction/contract operations may provide temporary cash resources as amounts payable to subcontractors and suppliers are normally not due until after the related receivable from the client is collected.

         The Company's rental operations have required a significant investment in real estate. These operations have been primarily financed by long-term debt.

                        * * * * * * * * * * * * * * * *

         The following table sets forth information related to the Company's liquidity as of the dates indicated:

                                            June 30,    December 31,
                                             1997          1996
                                           ----------   -----------
Cash and cash equivalent                   $1,159,000    $  477,000

Working capital                            $2,790,000    $1,356,000

Ratio of current assets to
  current liabilities                       4.98 to 1     1.59 to 1

Funds available under the
  line of credit                           $1,500,000    $1,199,000

         The Company's cash position of $1,159,000 at June 30, 1997 reflects an increase of $683,000 from December 31, 1996.

         Operations for the first six months of 1997 consumed $109,000 in cash. A net profit of $108,000, combined with non-cash expenses of $113,000 and a $946,000 decrease in trade accounts receivable and prepaid expenses were not sufficient to offset a $1,277,000 decrease in accounts payable and billings in excess of costs and estimated earnings on contracts in progress. The collection of notes and accounts receivable from First Venture Associates Limited Partnership (FVALP), an entity owned by four of the Company's officers/directors resulted in an additional $1,222,000 of cash. During the period $81,000 of cash was invested in new equipment, and $349,000 was used to reduce debt. The forgoing resulted in a $683,000 increase in cash during the first six months of 1997.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)





                               * * * * * * * * *

         Management is not aware of any known trends, demands, commitments, events, or uncertainties, other than the following, which will result in the Company's liquidity increasing or decreasing in any material way.

         The Company has a line of credit with a bank which provides for advance up to $1,500,000. At June 30, 1997, there were no borrowings against the line.

         The Company's mortgage note payable, which originally required the payment of the remaining balance in January 1998, has been extended until January 1999. The Company is currently waiting final approval from the bank extending the loan until January 2003. It is anticipated that the balance will be $487,000 at that time.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of which certain items in the Company's Condensed Consolidated Statements of Operations bear to revenues:

                           Three Months           Six Months
                          Ended June 30,         Ended June 30,
                         ----------------       ---------------
                           1997    1996          1997     1996
                         -------  -------       ------   ------
Revenues                  100.0%   100.0%       100.0%   100.0%
Gross Profit               28.2%    30.3%        24.5%    31.6%
Selling, Administrative
   and General Expenses    20.8%    16.7%        19.8%    16.1%
Other Income (Expenses)     (.9%)    (.7%)        (.9%)    (.7%)
Income Taxes                2.6%     5.0%         1.5%     5.5%
Net Income                  3.9%     7.9%         2.3%     9.3%

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenues for the first six months of 1997 were $4,774,000 compared to $5,656,000 for the same period in 1996, a decrease of $882,000. Service/consulting fees decreased $926,000 (18.1%) while construction/contract revenues increased $50,000 (13.5%) . The decrease in service/consulting revenues reflects an anticipated retreat from the record results achieved during the first six months of 1996. The increase in construction/contract operations results from the recognition of $250,000 of revenue from the construction and sale of modular process equipment systems by Viridian Technology, Inc., a new subsidiary. General contracting revenues continued to experience a decline as construction revenues from the Company's traditional client base remains low.

         The Company reported an operating profit of $226,000 during the first six months of 1997 compared to an operating profit of $880,000 during the same period of 1996. Gross profit from service/consulting fees was $1,112,000 (26.5%) for the first six months of 1997 compared to $1,743,000 (34.0%) in 1996. The decrease in the gross profit percentage again reflects a return to more normal operations from the record levels set in the first half of 1996. Construction/contract operations reported a gross profit of $25,000 (6.0%) compared to a loss of $5,000 (1.3%) for 1996. The loss from construction operations for the first six months of 1996 resulted from a $35,000 adjustment on a project completed in the first quarter of 1996. The profit in 1997 results from the construction and sale of the modular process equipment systems while other construction operations reported a small loss.

         Selling, general and administrative expenses were $943,000 for the first six months of 1997, compared to $910,000 for the first six months of 1996, an increase of $33,000 (3.7%). Such costs were 19.8% of revenue in 1997 compared to 16.1% of revenue of 1996.

         Net interest expense was $46,000 for the first six months of 1997 compared to net interest expense of $42,000 in 1996.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


                                 * * * * * * *

         On May 22, 1997, the Company filed a report on Form 8-k indicating that Thermo TerraTech, Inc. had purchased a controlling interest in the Company from certain members of the Company's management. Simultaneously with such transactions, the Company and Thermo TerraTech entered into a letter of intent to have Thermo TerraTech transfer its wholly owned engineering and consulting businesses, including the Killam group of companies, to the Company in exchange for newly issued shares of the Company's Common Stock.

         If and when such a transaction might occur, the operations of the Company could be affected significantly.

                         PART II - OTHER INFORMATION


Items 1-3

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of The Randers Group Incorporated was held on May 13, 1997, for the purpose of electing a board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                    Shares       Shares                    Shares
                     Voted        Voted        Shares        Not
                     "For"      "Against"   "Abstaining"    Voted
                  ----------    ---------   ----------    ---------
T.R. Eurich        9,716,991      5,650          -        4,393,041
M.J. Krivitzky     9,717,041      5,600          -        4,393,041
T.J. McEnhill      9,717,041      5,600          -        4,393,041
B.M. Bourdon       9,717,041      5,600          -        4,393,041

         The appointment of BDO Seidman as independent auditor was approved by the following vote:

                      Shares       Shares                   Shares
                       Voted        Voted       Shares        Not
                      "For"       "Against"  "Abstaining"    Voted
                    ---------     ---------  ------------  ---------
                    9,722,141        500          -        4,393,041

Item 5

         Not Applicable.

                          PART II - OTHER INFORMATION
                                  (Continued)



Item 6

6(a) Exhibit:

         #11 Statement regarding Computation of Earnings Per Share (Part
             I Exhibit)

         #27 Financial Data Schedule (Part I Exhibit).

6(b)     Reports on Form 8-K:

         The Company filed a report on Form 8-k on May 22, 1997, disclosing the purchase of a controlling interest in the Company by Thermo TerraTech, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE RANDERS GROUP INCORPORATED




Date:  August 13, 1997           /s/ Thomas R. Eurich
                                 ----------------------------------
                                 Thomas R. Eurich, President




Date:  August 13, 1997           /s/ Michael J. Krivitzky
                                 ----------------------------------
                                 Michael J. Krivitzky
                                 Senior Vice President and Treasurer




Date:  August 13, 1997           /s/ David A. Wiegerink
                                 ----------------------------------
                                 David A. Wiegerink, Vice President
                                 Finance and Administration
                                 Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 -----------
  11                    Computation of Earnings Per Share

  27                    Financial Data Schedule