Form 10-Q
period 1997-09-27
RANDERS GROUP INC
filed 1997-11-03
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 27, 1997.

      [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.

                         Commission File Number 0-18095

                         THE RANDERS GROUP INCORPORATED
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       38-2788025
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    570 Seminole Road
    Norton Shores, Michigan                                             49444
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (616) 733-0036

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
           days. Yes [ X ] No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                   Pro Forma
                 Class                 Outstanding at September 27, 1997
      ------------------------------   ---------------------------------
      Common Stock, $.0001 par value              121,554,895
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                         THE RANDERS GROUP INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                  September 27,    March 29,
    (In thousands)                                         1997         1997
    ------------------------------------------------------------------------

    Current Assets:
      Cash and cash equivalents                         $ 2,463      $ 1,737
      Accounts receivable, less allowances of $531
        and $706                                         15,097       11,613
      Unbilled contract costs and fees                   12,474        8,113
      Prepaid income taxes                                1,516        1,431
      Prepaid expenses                                      634          478
      Due from parent company                               104            -
                                                        -------      -------
                                                         32,288       23,372
                                                        -------      -------
    Property, Plant, and Equipment, at Cost              15,095       11,863
      Less: Accumulated depreciation and amortization     3,380        2,828
                                                        -------      -------
                                                         11,715        9,035
                                                        -------      -------
    Other Assets                                            902        1,373
                                                        -------      -------
    Cost in Excess of Net Assets of Acquired Companies
      (Note 2)                                           45,740       41,654
                                                        -------      -------
                                                        $90,645      $75,434
                                                        =======      =======

                                        2PAGE

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                  September 27,   March 29,
    (In thousands except share amounts)                    1997        1997
    -----------------------------------------------------------------------

    Current Liabilities:
      Notes payable                                     $   211     $   648
      Accounts payable                                    3,181       2,023
      Accrued payroll and employee benefits               3,040       3,124
      Accrued income taxes                                1,492          78
      Other accrued expenses                              1,098       1,425
      Due to parent company                                   -          36
                                                        -------     -------
                                                          9,022       7,334
                                                        -------     -------
    Deferred Income Taxes                                 1,096       1,096
                                                        -------     -------
    Other Deferred Items                                    912       1,013
                                                        -------     -------
    Long-term Obligations                                 2,042       1,260
                                                        -------     -------
    Shareholders' Investment:
      Common stock, $.0001 par value, 30,000,000 shares
        authorized; 121,554,895 pro forma shares issued
        and outstanding (Note 2)                             12           -
      Capital in excess of par value                     76,137           -
      Retained earnings                                   1,424           -
      Parent company investment                               -      64,731
                                                        -------     -------
                                                         77,573      64,731
                                                        -------     -------
                                                        $90,645     $75,434
                                                        =======     =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                              ----------------------------
                                              September 27,  September 28,
    (In thousands except per share amounts)            1997           1996
    ----------------------------------------------------------------------

    Revenues                                       $ 18,231       $ 15,893
                                                   --------       --------
    Costs and Operating Expenses:
      Cost of revenues                               13,486         11,637
      Selling, general, and administrative expenses   2,973          2,305
                                                   --------       --------
                                                     16,459         13,942
                                                   --------       --------
    Operating Income                                  1,772          1,951

    Interest Income                                      24             37
    Interest Expense                                    (92)           (48)
                                                   --------       --------
    Income Before Provision for Income Taxes          1,704          1,940
    Provision for Income Taxes                          720            892
                                                   --------       --------
    Net Income                                     $    984       $  1,048
                                                   ========       ========

    Earnings per Share                             $    .01       $    .01
                                                   ========       ========

    Weighted Average Shares                         121,555        107,439
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Six Months Ended
                                               -----------------------------
                                               September 27,   September 28,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------

    Revenues                                        $ 35,075        $ 33,615
                                                    --------        --------
    Costs and Operating Expenses:
      Cost of revenues                                25,838          25,076
      Selling, general, and administrative expenses    5,894           4,647
                                                    --------        --------
                                                      31,732          29,723
                                                    --------        --------
    Operating Income                                   3,343           3,892

    Interest Income                                       45              63
    Interest Expense                                    (116)            (90)
                                                    --------        --------
    Income Before Provision for Income Taxes           3,272           3,865
    Provision for Income Taxes                         1,447           1,788
                                                    --------        --------
    Net Income                                      $  1,825        $  2,077
                                                    ========        ========

    Earnings per Share                              $    .02        $    .02
                                                    ========        ========

    Weighted Average Shares                          118,375         107,439
                                                    ========        ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                         THE RANDERS GROUP INCORPORATED

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                                 September 27, September 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------

    Operating Activities:
      Net income                                       $ 1,825       $ 2,077
      Adjustments to reconcile net income to
        net cash used in operating activities:
          Depreciation and amortization                  1,335           964
          Provision for losses on accounts
            receivable                                      81             -
          Other noncash (income) expenses                 (101)            3
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       (1,455)          294
              Unbilled contract costs and fees          (4,394)       (1,500)
              Other current assets                         (49)         (354)
              Accounts payable                             618           531
              Current liabilities                         (347)       (2,270)
                                                       -------       -------
    Net cash used in operating activities               (2,487)         (255)
                                                       -------       -------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)        (3,258)            -
      Purchases of property, plant, and equipment         (892)         (435)
      Proceeds from sale of property, plant, and
        equipment                                           18           106
      Other                                                (38)            -
                                                       -------       -------
    Net cash used in investing activities               (4,170)         (329)
                                                       -------       -------
    Financing Activities:
      Repayment of note payable                           (125)         (585)
      Transfer from parent company to fund the
        acquisition of Randers (Note 2)                  3,258             -
      Net transfer from parent company                   4,250         1,631
                                                      --------       -------
    Net cash provided by financing activities            7,383         1,046
                                                      --------       -------
    Increase in Cash and Cash Equivalents                  726           462
    Cash and Cash Equivalents at Beginning
      of Period                                          1,737           794
                                                      --------       -------
    Cash and Cash Equivalents at End of Period        $  2,463       $ 1,256
                                                      ========       =======

                                        6PAGE

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------

    Noncash Activities:
      Fair value of assets of acquired companies      $ 6,790       $      -
      Cash paid for acquired companies                 (4,700)             -
                                                      -------       --------
        Liabilities assumed of acquired companies     $ 2,090       $      -
                                                      =======       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                         THE RANDERS GROUP INCORPORATED

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by The Randers Group Incorporated (Randers) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, and the results of operations for the three- and six-month periods ended September 27, 1997, and September 28, 1996, and cash flows for the six-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

        The historical results of Randers have been restated to solely reflect the results of The Killam Group, Inc. (The Killam Group), prior to May 12, 1997. The Killam Group has been deemed "the accounting acquiror" in a transaction described in Note 2.

        The consolidated balance sheet presented as of March 29, 1997, has been derived from the consolidated financial statements that have been audited by The Killam Group's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of The Killam Group. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in Randers' Current Report on Form 8-K/A with respect to the acquisition of The Killam Group on September 19, 1997, filed with the Securities and Exchange Commission on October 8, 1997.

    2.  Acquisition and Basis of Accounting

        On May 12, 1997, Thermo TerraTech Inc. (Thermo TerraTech) purchased a controlling interest in Randers. Thermo TerraTech purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of Thermo TerraTech, at a price of $0.625 per share, for an aggregate cost of approximately $4.7 million. Following these transactions, Thermo TerraTech owns approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation, parent company to Thermo TerraTech, owns approximately 8.9% of Randers' outstanding common stock.

        Thermo TerraTech has also entered into a definitive agreement to transfer to Randers, The Killam Group, its wholly owned engineering and consulting businesses, in exchange for newly issued shares of Randers' common stock. The exact price for these businesses will be equal to the book value of the transferred businesses as of the closing date of the transfer. The number of new shares of Randers' common stock to be

                                        8PAGE

                         THE RANDERS GROUP INCORPORATED
    issued to Thermo TerraTech will equal such book value divided by $0.625. Based on the unaudited book value of The Killam Group as of September 27, 1997, which was $67,150,000, Randers would issue 107,439,213 shares of its common stock to Thermo TerraTech. Upon such issuance, Thermo TerraTech and Thermo Electron would own approximately 94.6% and 1.03% of Randers' outstanding common stock, respectively. The transfer is subject to approval of the transaction by Randers' shareholders and continued listing of the Randers common stock on the American Stock Exchange following the transaction. However, because Thermo TerraTech currently owns approximately 53.3% of Randers' outstanding common stock, approval by Randers' shareholders is assured. For purposes of computing weighted average shares, the 107,439,213 shares of Randers' common stock to be issued in connection with the acquisition of the Killam Group are considered to be outstanding for all periods presented, and the 14,115,682 shares of Randers' common stock that were outstanding as of May 12, 1997, the date on which Thermo TerraTech acquired a majority interest in Randers, are considered outstanding as of that date.

        This acquisition has been accounted for in accordance with Staff Accounting Bulletin Topic 2-A2, pursuant to which The Killam Group has been treated as the "accounting acquiror" because Thermo TerraTech owns the larger portion of the voting rights of Randers as a result of the above mentioned transactions. Accordingly, the historical financial information of Randers has been restated to solely reflect the results of The Killam Group prior to May 12, 1997, the date on which Thermo TerraTech acquired a majority interest in Randers. Results from May 12, 1997, have been restated to reflect the combined results of The Killam Group and Randers. The aggregate cost of the acquisition of Randers by Thermo TerraTech exceeded the estimated fair value of the acquired net assets by $4,424,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, no information has been gathered that would cause management to believe that the final purchase price allocation will be materially different than preliminary estimates.

        Based on unaudited data, the following table presents selected financial information for The Killam Group and Randers on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1997.
                                 Three
                              Months Ended            Six Months Ended
                              ------------        ------------------------
    (In thousands except         Sept. 28,        Sept. 27,      Sept. 28,
     per share amounts)               1996             1997           1996
    ----------------------------------------------------------------------

    Revenues                       $18,928          $36,212        $39,401
    Net income                       1,146            1,805          2,347
    Earnings per share                 .01              .02            .02

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1997.
                                        9PAGE

                         THE RANDERS GROUP INCORPORATED

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Overview

        In May 1997, Thermo TerraTech purchased a controlling interest in The Randers Group Incorporated (Randers; Note 2), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer The Killam Group to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions (as more fully described in Note 2), The Killam Group is deemed to be "the accounting acquiror" and historical results for Randers have been restated to solely reflect the operating results of The Killam Group for periods prior to May 12, 1997, and to reflect the combined results of The Killam Group and Randers (collectively, the Company) from May 12, 1997, the date on which Thermo TerraTech became the majority-owner of Randers. The Company's wholly owned Killam Associates, Inc. (Killam Associates) subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's wholly owned Bettigole Andrews Clark & Killam Inc. (BACKillam) subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997

        Revenues increased to $18.2 million in the second quarter of fiscal 1998 from $15.9 million in the second quarter of fiscal 1997, primarily due to the inclusion of $4.5 million of revenues from Carlan and Randers (Note 2), acquired in November 1996 and May 1997, respectively, offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997 at Killam Associates and BACKillam.

        The gross profit margin decreased to 26% in the second quarter of fiscal 1998 from 27% in the second quarter of fiscal 1997, primarily due to a change in sales mix to lower-margin revenues at BACKillam, and the inclusion of lower-margin revenues from Carlan. These decreases were offset in part by a change in sales mix to higher-margin contracts at Killam Associates.

        Selling, general, and administrative expenses as a percentage of revenues increased to 16% in the second quarter of fiscal 1998 from 15% in the second quarter of fiscal 1997, primarily due to a decrease in revenues at Killam Associates and, to a lesser extent, an increase in that business unit's marketing costs.

                                       10PAGE

                         THE RANDERS GROUP INCORPORATED


    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997 (continued)

        Interest expense increased to $92,000 in the second quarter of fiscal 1998 from $48,000 in the second quarter of fiscal 1997, primarily due to the inclusion of interest expense associated with debt at Randers in fiscal 1998.

        The effective tax rates were 42% and 46% in the second quarter of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate decreased in fiscal 1998, primarily due to a lower statutory state tax rate at Randers.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997

        Revenues increased to $35.1 million in the first six months of fiscal 1998 from $33.6 million in the first six months of fiscal 1997, primarily due to the inclusion of $7.4 million of revenues from Carlan and Randers (Note 2), acquired in November 1996 and May 1997, respectively, offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997 at Killam Associates and BACKillam.

        The gross profit margin increased to 26% in the first six months of fiscal 1998 from 25% in the first six months of fiscal 1997, primarily due to a change in sales mix to higher-margin contracts at Killam Associates, offset in part by the inclusion of lower-margin revenues from Carlan.

        Selling, general, and administrative expenses as a percentage of revenues increased to 17% in the first six months of fiscal 1998 from 14% in the first six months of 1997, primarily due to a decrease in revenues at Killam Associates and BACKillam and, to a lesser extent, increased marketing costs at Killam Associates.

        Interest expense increased to $116,000 in the first six months of fiscal 1998 from $90,000 in the first six months of 1997, primarily due to the inclusion of interest expense associated with debt at Randers in fiscal 1998, offset in part by lower average outstanding debt during fiscal 1998.

        The effective tax rates were 44% and 46% in the first six months of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate and decreased between periods primarily due to the reasons discussed in the results of operations for the second quarter.

                                       11PAGE

                         THE RANDERS GROUP INCORPORATED


    Liquidity and Capital Resources

        Consolidated working capital was $23.3 million at September 27, 1997, compared with $16.0 million at March 29, 1997. Included in working capital were cash and cash equivalents of $2.5 million at September 27, 1997, compared with $1.7 million at March 29, 1997. During the first six months of fiscal 1998, $2.5 million of cash was used in operating activities. The Company funded increases of $1.5 million and $4.4 million increases in accounts receivable and unbilled contract costs and fees, respectively, primarily due to an increase in accounts receivable under a state government contract, which has subsequently been paid, and the timing of billings at BACKillam.

        The Company's investing activities in the first six months of fiscal 1998 primarily consisted of an acquisition and capital additions. In May 1997, Thermo TerraTech purchased a controlling interest in Randers for approximately $4.7 million (Note 2). The Company also expended $0.9 million for purchases of property, plant, and equipment in the first six months of fiscal 1998. The Company expects to expend approximately $0.8 million on purchases of property, plant, and equipment during the remainder of fiscal 1998.

        In the first six months of fiscal 1998, the Company's financing activities provided cash of $7.4 million, primarily due to transfers from parent company.

        The Company has no material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. Thermo Electron and Thermo TerraTech have expressed their willingness to lend funds to the Company for major capital expenditures and potential acquisitions that may occur in the foreseeable future, although no agreements exist assuring the availability of such funds on acceptable terms, or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On October 3, 1997, the Company filed a Current Report on Form 8-K dated September 19, 1997, pertaining to the acquisition of The Killam Group. On October 8, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning the acquisition.

                                       12PAGE

                         THE RANDERS GROUP INCORPORATED

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1997.

                                        THE RANDERS GROUP INCORPORATED



                                        Emil C. Herkert
                                        -------------------------
                                        Emil C. Herkert
                                        Chief Executive Officer



                                        Paul F. Kelleher
                                        ----------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer

                                       13PAGE

                         THE RANDERS GROUP INCORPORATED

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------


       2 Stock Purchase Agreement entered in September 19, 1997, by and between Thermo TerraTech Inc. and The Randers Group Incorporated (incorporated by reference from Exhibit (vii) to Amendment No. 4 to Schedule 13D filed by Thermo Electron Corporation and Thermo TerraTech on October 1, 1997).

      10 Agreement by and among Thermo TerraTech Inc., The Randers Group Incorporated, Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, Bruce M. Bourdon, and David A. Wiegerink (incorporated by reference from Exhibit 10 to the Company's Current Report on Form 8-K, filed with the Commission on October 3, 1997).

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.