Form 10-Q
period 1998-01-03
RANDERS GROUP INC
filed 1998-02-05
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
           January 3, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                   Outstanding at January 30, 1998
      ------------------------------     -------------------------------
      Common Stock, $.0001 par value            14,115,682 actual
                                               121,554,895 pro forma
PAGE

                         THE RANDERS GROUP INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     January 3,    March 29,
    (In thousands)                                         1998         1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $ 4,682     $  1,737
      Accounts receivable, less allowances of $551
        and $706                                         16,443       11,613
      Unbilled contract costs and fees                    9,194        8,113
      Prepaid income taxes                                1,541        1,431
      Prepaid expenses                                      719          478
      Due from parent company                             1,426            -
                                                        -------      -------
                                                         34,005       23,372
                                                        -------      -------
    Property, Plant, and Equipment, at Cost              15,511       11,863
      Less: Accumulated depreciation and amortization     3,756        2,828
                                                        -------      -------
                                                         11,755        9,035
                                                        -------      -------
    Other Assets                                            881        1,373
                                                        -------      -------
    Cost in Excess of Net Assets of Acquired Companies
      (Note 2)                                           45,533       41,654
                                                        -------      -------
                                                        $92,174      $75,434
                                                        =======      =======
                                2PAGE

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     January 3,   March 29,
    (In thousands except share amounts)                    1998        1997
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                     $   224     $   648
      Accounts payable                                    3,795       2,023
      Accrued payroll and employee benefits               2,531       3,124
      Accrued income taxes                                1,954          78
      Other accrued expenses                              1,227       1,425
      Due to parent company                                   -          36
                                                        -------     -------
                                                          9,731       7,334
                                                        -------     -------
    Deferred Income Taxes                                 1,096       1,096
                                                        -------     -------
    Other Deferred Items                                    895       1,013
                                                        -------     -------
    Long-term Obligations                                 1,973       1,260
                                                        -------     -------
    Shareholders' Investment:
      Common stock, $.0001 par value, 30,000,000 shares
        authorized; 121,554,895 pro forma shares issued
        and outstanding (Notes 2 and 4)                      12           -
      Capital in excess of par value                     76,137           -
      Retained earnings                                   2,330           -
      Parent company investment                               -      64,731
                                                        -------     -------
                                                         78,479      64,731
                                                        -------     -------
                                                        $92,174     $75,434
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands except per share amounts)              1998           1996
    ------------------------------------------------------------------------
    Revenues                                         $ 18,269       $ 15,346
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 13,245         11,347
      Selling, general, and administrative expenses     3,370          2,474
                                                     --------       --------
                                                       16,615         13,821
                                                     --------       --------
    Operating Income                                    1,654          1,525

    Interest Income                                        25             26
    Interest Expense                                      (44)           (49)
                                                     --------       --------
    Income Before Provision for Income Taxes            1,635          1,502
    Provision for Income Taxes                            729            710
                                                     --------       --------
    Net Income                                       $    906       $    792
                                                     ========       ========

    Basic and Diluted Earnings per Share (Note 3)    $    .01       $    .01
                                                     ========       ========

    Weighted Average Shares (Note 3):
      Basic                                           121,555        107,439
                                                     ========       ========
      Diluted                                         122,241        107,439
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Nine Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands except per share amounts)              1998           1996
    ------------------------------------------------------------------------
    Revenues                                         $ 53,344       $ 48,961
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 39,083         36,423
      Selling, general, and administrative expenses     9,264          7,121
                                                     --------       --------
                                                       48,347         43,544
                                                     --------       --------
    Operating Income                                    4,997          5,417

    Interest Income                                        70             89
    Interest Expense                                     (160)          (139)
                                                     --------       --------
    Income Before Provision for Income Taxes            4,907          5,367
    Provision for Income Taxes                          2,176          2,498
                                                     --------       --------
    Net Income                                       $  2,731       $  2,869
                                                     ========       ========

    Basic and Diluted Earnings per Share (Note 3)    $    .02       $    .03
                                                     ========       ========

    Weighted Average Shares (Note 3):
      Basic                                           119,435        107,439
                                                     ========       ========
      Diluted                                         119,705        107,452
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                         THE RANDERS GROUP INCORPORATED

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                   ------------------------
                                                   January 3,  December 28,
    (In thousands)                                       1998          1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 2,731       $ 2,869
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                 2,033         1,390
          Provision for losses on accounts
            receivable                                    157            50
          Other noncash (income) expenses                (117)            3
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (2,877)          396
              Unbilled contract costs and fees         (1,114)         (507)
              Other current assets                       (159)          (62)
              Accounts payable                          1,232          (162)
              Current liabilities                      (1,700)       (2,122)
                                                      -------       -------
    Net cash provided by operating activities             186         1,855
                                                      -------       -------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)       (3,258)            -
      Purchases of property, plant, and equipment      (1,308)         (700)
      Proceeds from sale of property, plant, and
        equipment                                          18           106
      Other                                               (24)            -
                                                      -------       -------
    Net cash used in investing activities              (4,572)         (594)
                                                      -------       -------
    Financing Activities:
      Transfer from parent company to fund the
        acquisition of Randers (Note 2)                 3,258             -
      Net transfer from parent company                  4,250         1,835
      Repayment of note payable                          (177)         (644)
                                                      -------       -------
    Net cash provided by financing activities           7,331         1,191
                                                      -------       -------
    Increase in Cash and Cash Equivalents               2,945         2,452
    Cash and Cash Equivalents at Beginning
      of Period                                         1,737           794
                                                      -------       -------
    Cash and Cash Equivalents at End of Period        $ 4,682       $ 3,246
                                                      =======       =======
                                        6PAGE

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)


                                                       Nine Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company        $ 6,790       $      -
      Cash paid for acquired company                   (4,700)             -
                                                      -------       --------
        Liabilities assumed of acquired company       $ 2,090       $      -
                                                      =======       ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        7PAGE

                         THE RANDERS GROUP INCORPORATED

                   Notes to Consolidated Financial Statements
    1.  General

        The interim consolidated financial statements presented have been prepared by The Randers Group Incorporated (Randers) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations for the three- and nine-month periods ended January 3, 1998, and December 28, 1996, and cash flows for the nine-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively, and its results of operations for the nine-month periods ended January 3, 1998, and December 28, 1996, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The historical results of Randers have been restated to solely reflect the results of The Killam Group, Inc. (The Killam Group) for periods prior to May 12, 1997. The Killam Group has been deemed the "accounting acquiror" in a transaction described in Note 2.

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

    2.  Acquisition and Basis of Accounting

        On May 12, 1997, Thermo TerraTech Inc. (Thermo TerraTech) purchased a controlling interest in Randers. Thermo TerraTech purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of Thermo TerraTech, at a price of $0.625 per share, for an aggregate cost of $4.7 million. Following these transactions, Thermo TerraTech owns approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation, parent company to Thermo TerraTech, owns approximately 8.9% of Randers' outstanding common stock.

        In addition, in September 1997, Thermo TerraTech entered into a definitive agreement to transfer to Randers, The Killam Group, its wholly owned engineering and consulting businesses, in exchange for newly issued shares of Randers' common stock. The exact price for these businesses will be equal to the book value of the transferred businesses as of the closing date of the transfer. The number of new shares of Randers' common stock to be issued to Thermo TerraTech will equal such book value divided by $0.625. Based on the unaudited book value of The Killam Group as of
                                        8PAGE

                         THE RANDERS GROUP INCORPORATED

    September 27, 1997, which was $67,150,000, Randers would issue 107,439,213 shares of its common stock to Thermo TerraTech. Upon such issuance, Thermo TerraTech and Thermo Electron would own approximately 94.6% and 1.03% of Randers' outstanding common stock, respectively. The transfer is subject to approval of the transaction by Randers' shareholders and continued listing of Randers' common stock on the American Stock Exchange following the transaction. However, because Thermo TerraTech currently owns approximately 53.3% of Randers' outstanding common stock, approval by Randers' shareholders is assured. For purposes of computing weighted average shares, the 107,439,213 shares of Randers' common stock to be issued in connection with the acquisition of The Killam Group are considered to be outstanding for all periods presented, and the 14,115,682 shares of Randers' common stock that were outstanding as of May 12, 1997, the date on which Thermo TerraTech acquired a majority interest in Randers, are considered outstanding as of that date.

        This acquisition has been accounted for in accordance with Staff Accounting Bulletin Topic 2-A2, pursuant to which The Killam Group has been treated as the "accounting acquiror" because Thermo TerraTech owns the larger portion of the voting rights of Randers as a result of the above mentioned transactions. Accordingly, the historical financial information of Randers has been restated to solely reflect the results of The Killam Group for periods prior to May 12, 1997, the date on which Thermo TerraTech acquired a majority interest in Randers. Results from May 12, 1997, have been restated to reflect the combined results of The Killam Group and Randers. The aggregate cost of the acquisition of Randers by Thermo TerraTech exceeded the estimated fair value of the acquired net assets by $4,533,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, no information has been gathered that would cause management to believe that the final purchase price allocation will be materially different from preliminary estimates.

        Based on unaudited data, the following table presents selected financial information for The Killam Group and Randers on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1997.
                                 Three
                              Months Ended            Nine Months Ended
                              ------------          ----------------------
    (In thousands except          Dec. 28,          Jan. 3,       Dec. 28,
     per share amounts)               1996             1998           1996
    ----------------------------------------------------------------------
    Revenues                       $19,055          $54,481        $58,456
    Net income                         940            2,729          3,237
    Basic and diluted earnings
      per share                        .01              .02            .03

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1997.
                                        9PAGE

                         THE RANDERS GROUP INCORPORATED

    3.  Earnings per Share

        During the quarter ended January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, basic and diluted earnings per share equals the Company's previously reported earnings per share for the periods presented. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                  Three Months Ended      Nine Months Ended
                                  -------------------   --------------------
    (In thousands except           Jan. 3,   Dec. 28,    Jan. 3,    Dec. 28,
    per share amounts)                1998       1996       1998        1996
    ------------------------------------------------------------------------
    Basic
    Net income                    $    906   $    792   $  2,731    $  2,869
                                  --------   --------   --------    --------
    Shares issuable in connection
      with the acquisition of The
      Killam Group                 107,439    107,439    107,439     107,439

    Randers' weighted average
      shares outstanding from
      May 12, 1997, date of
      acquisition by Thermo
      TerraTech                     14,116          -     11,996           -
                                  --------   --------   --------    --------
    Pro forma weighted average
      shares                       121,555    107,439    119,435     107,439
                                  --------   --------   --------    --------
    Basic earnings per share      $    .01   $    .01   $    .02    $    .03
                                  ========   ========   ========    ========

    Diluted
    Net income                    $    906   $    792   $  2,731    $  2,869
                                  --------   --------   --------    --------
    Pro forma weighted average
      shares                       121,555    107,439    119,435     107,439
    Effect of stock options            686          -        270          13
                                  --------   --------   --------    --------
    Pro forma weighted average
      shares, as adjusted          122,241    107,439    119,705     107,452
                                  --------   --------   --------    --------
    Diluted earnings per share    $    .01   $    .01   $    .02    $    .03
                                  ========   ========   ========    ========

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 3, 1998, there were 212,000 shares of such options outstanding, with an exercise price $.875 per share.
                                       10PAGE

                         THE RANDERS GROUP INCORPORATED
    4.  Subsequent Event

        In January 1998, the Company's Board of Directors voted to effect a 1-for-5 reverse stock split. The proposal is subject to approval by the shareholders of record as of April 1, 1998. A special shareholders' meeting is expected to be called for April 30, 1998. Common shares outstanding as of January 3, 1998, on a pro forma basis, reflecting the reverse stock split, would have been 24,310,979 shares. The following table presents other selected financial data on a pro forma basis to reflect the reverse stock split.

                                 Three Months Ended       Nine Months Ended
                                 ------------------      -------------------
    (In thousands except         Jan. 3,   Dec. 28,      Jan. 3,    Dec. 28,
     per share amounts)             1998       1996         1998        1996
    ------------------------------------------------------------------------
    Basic and diluted earnings
      per share                  $   .04    $   .04      $   .11     $   .13
    Weighted average shares:
      Basic                       24,311     21,488       23,887      21,488
      Diluted                     24,448     21,488       23,941      21,490

        Financial results for prior periods will be restated subsequent to effecting the reverse stock split.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company (as defined below) to differ materially from those indicated by such forward-looking statements, including those detailed in Item 5 of the Quarterly Report on Form 10-Q.

    Overview

        In May 1997, Thermo TerraTech Inc. (Thermo TerraTech) purchased a controlling interest in The Randers Group Incorporated (Randers; Note 2), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer The Killam Group Inc. (The Killam Group) to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions (more fully described in Note 2), The Killam Group is deemed to be the "accounting acquiror", and historical results for Randers have been restated to solely reflect the operating results of The Killam Group for periods prior to May 12, 1997,
                                       11PAGE

                         THE RANDERS GROUP INCORPORATED
    and to reflect the combined results of The Killam Group and Randers (collectively, the Company) from May 12, 1997, the date on which Thermo TerraTech became the majority owner of Randers. The Company's wholly owned Killam Associates, Inc. (Killam Associates) subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's wholly owned Bettigole Andrews Clark & Killam Inc. (BACKillam) subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services.

    Results of Operations

    Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

        Revenues increased to $18.3 million in the third quarter of fiscal 1998 from $15.3 million in the third quarter of fiscal 1997, primarily due to the inclusion of $3.8 million of revenues from Carlan and Randers (Note 2), acquired in November 1996 and May 1997, respectively, offset in part by a decrease in revenues primarily due to the completion of a major contract in fiscal 1997 at BACKillam.

        The gross profit margin increased to 28% in the third quarter of fiscal 1998 from 26% in the third quarter of fiscal 1997, primarily due to a change in sales mix to higher-margin contracts at Killam Associates, and the inclusion of higher-margin revenues from Randers, acquired in May 1997.

        Selling, general, and administrative expenses as a percentage of revenues increased to 18% in the third quarter of fiscal 1998 from 16% in the third quarter of fiscal 1997, primarily due to the inclusion of higher expenses as a percentage of revenues at Randers.

        Interest expense remained relatively constant at $44,000 and $49,000 in the third quarter of fiscal 1998 and 1997, respectively.

        The effective tax rates were 45% and 47% in the third quarter of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate decreased in fiscal 1998, primarily due to a lower statutory state tax rate at Randers.

    First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

        Revenues increased to $53.3 million in the first nine months of fiscal 1998 from $49.0 million in the first nine months of fiscal 1997, primarily due to the inclusion of $11.1 million of revenues from Carlan and Randers (Note 2), acquired in November 1996 and May 1997,
                                       12PAGE

                         THE RANDERS GROUP INCORPORATED

    First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

    respectively, offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997 at Killam Associates and BACKillam.

        The gross profit margin increased to 27% in the first nine months of fiscal 1998 from 26% in the first nine months of fiscal 1997, primarily due to a change in sales mix to higher-margin contracts at Killam Associates and the inclusion of higher-margin revenues from Randers. These increases were offset in part by the inclusion of lower-margin revenues from Carlan.

        Selling, general, and administrative expenses as a percentage of revenues increased to 17% in the first nine months of fiscal 1998 from 15% in the first nine months of 1997, primarily due to a decrease in revenues at Killam Associates and BACKillam and, to a lesser extent, increased marketing costs at Killam Associates and the inclusion of higher expenses as a percentage of revenues at Randers.

        Interest expense increased to $160,000 in the first nine months of fiscal 1998 from $139,000 in the first nine months of 1997, primarily due to the inclusion of interest expense associated with debt at Randers in fiscal 1998, offset in part by lower average outstanding debt at the Company's other businesses during fiscal 1998.

        The effective tax rates were 44% and 47% in the first nine months of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate and decreased between periods primarily due to the reasons discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $24.3 million at January 3, 1998, compared with $16.0 million at March 29, 1997. Included in working capital were cash and cash equivalents of $4.7 million at January 3, 1998, compared with $1.7 million at March 29, 1997. During the first nine months of fiscal 1998, $0.2 million of cash was provided by operating activities. The Company funded increases of $2.9 million and $1.1 million in accounts receivable and unbilled contract costs and fees, respectively. The increase in accounts receivable is primarily related to the timing of cash collections at Killam Associates and an increase of approximately $1.3 million at BACKillam, which has subsequently been collected. The increase in unbilled contract costs and fees is primarily due to the timing of billings at Killam Associates.

        The Company's investing activities in the first nine months of fiscal 1998 primarily consisted of an acquisition and capital additions. In May 1997, Thermo TerraTech purchased a controlling interest in Randers for $4.7 million (Note 2). The Company also expended $1.3 million for purchases of property, plant, and equipment in the first nine months of
                                       13PAGE

                         THE RANDERS GROUP INCORPORATED
    fiscal 1998. The Company expects to expend approximately $0.4 million on purchases of property, plant, and equipment during the remainder of fiscal 1998.

        In the first nine months of fiscal 1998, the Company's financing activities provided cash of $7.3 million, primarily due to transfers from parent company.

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


    PART II - OTHER INFORMATION

    Item 5 - Other Information

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

        Dependence on Sales to Government Entities. A significant portion of the Company's revenues is derived from municipalities, state governments, and government utility authorities. Any decreases in purchases by these entities, including, without limitation, decreases resulting from shifts in priorities or overall budgeting limitations, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, most of the Company's contracts require the Company to perform specific services for a fixed fee. Contracts with governmental entities often permit the purchaser to cancel the agreement at any time. A significant overrun in the Company's expenses or cancellation of a significant contract could also result in a material adverse effect on the Company's business, financial condition, and results of operations. The Company's contracts with governmental entities are also subject to other risks, including contract suspensions; protests by disappointed bidders of contract awards, which can result in the re-opening of the bidding process; and changes in government policies or regulations.

        Competition. The markets for many of the Company's services are regional and are characterized by intense competition from numerous local competitors. Some of the Company's competitors have greater technical and financial resources than those of the Company. As a result, they may be
                                       14PAGE

                         THE RANDERS GROUP INCORPORATED
    able to adapt more quickly to changes in customer requirements and new or emerging technologies, or to devote greater resources to the promotion and sale of their services than the Company. Competition could increase if new companies enter the market or its existing competitors expand their service lines. There can be no assurance that the Company's current technology, technology under development, or ability to develop new technologies will be sufficient to enable it to compete effectively with its competitors.

        Dependence on Environmental Regulation. Federal, state, and local environmental laws govern most of the markets in which the Company conducts business, as well as many of the Company's operations. The markets for many of the Company's services, including water supply design and inspection services, wastewater treatment facility design and inspection services, solid and hazardous waste management services, environmental testing services, natural resource management, and air pollution testing and management services, were directly or indirectly created by, and are dependent on, the existence and enforcement of those laws. There can be no assurance that these laws and regulations will not change in the future, requiring new technologies or stricter standards with which the Company must comply. In addition, there can be no assurance that these laws and regulations will not be made more lenient in the future, thereby reducing the size of the markets addressed by the Company. Any such change in such federal, state, and local environmental laws and regulations may have a material adverse effect on the Company's business.

        Potential Environmental and Regulatory Liability. The Company's operations are subject to comprehensive laws and regulations related to the protection of the environment. Among other things, these laws and regulations impose requirements to control air, soil, and water pollution, and regulate health, safety, zoning, land use, and the handling and transportation of hazardous and nonhazardous materials. Such laws and regulations also impose liability for remediation and cleanup of environmental contamination, both on-site and off-site, resulting from past and present operations. These requirements may also be imposed as conditions of operating permits or licenses that are subject to renewal, modification, or revocation. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace, or curtail its operating methods, facilities, or equipment at costs which may be substantial without any corresponding increase in revenue. The Company's water, wastewater, and hazardous waste-treatment management services operations may expose the Company to liabilities to clients and third parties. In addition, the Company is also potentially subject to monetary fines, penalties, remediation, cleanup or stop orders, injunctions, or orders to cease or suspend certain of its practices. The outcome of any proceedings and associated costs and expenses could have a material adverse impact on the Company's business. In addition, the Company is subject to numerous laws and regulations related to the protection of human health and safety. Such laws and regulations may pose liability on the Company for exposure of its employees to radiation or other hazardous contamination.
                                       15PAGE

                         THE RANDERS GROUP INCORPORATED

        The Company endeavors to operate its business to minimize its exposure to environmental and other regulatory liabilities. Although no claims giving rise to such liabilities have been asserted by the Company's customers or employees to date, there can be no assurance that such claims cannot or will not be asserted against the Company.

        Potential Professional Liability. The Company's business exposes it to potential liability for the negligent performance of its services and, as such, the Company may face substantial liability to clients and third parties for damages resulting from faulty designs or other professional services. The Company currently maintains professional errors and omissions insurance, but there can be no assurance that this insurance will provide sufficient coverage in the event of a claim, that the Company will be able to maintain such coverage on acceptable terms, if at all, or that a professional liability claim would not result in a material adverse effect on the Company's business, financial condition, and results of operations.

        Seasonal Influences. A majority of the Company's businesses experience seasonal fluctuations. Site investigation work and certain environmental testing services may decline in winter months as a result of severe weather conditions.

        Risks Associates with Acquisition Strategy. The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's shareholders.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       16PAGE

                         THE RANDERS GROUP INCORPORATED

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1998.

                                         THE RANDERS GROUP INCORPORATED



                                         Paul F. Kelleher
                                         -------------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         -------------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                           Senior Vice President

                                       17PAGE

                         THE RANDERS GROUP INCORPORATED

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
      10.1      Thermo Electron Corporate Charter as amended and restated
                effective January 3, 1993 (filed as Exhibit 10.1 to Thermo
                Electron Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

      10.2 Corporate Services Agreement between Thermo Electron Corporation and the Company dated as of November 19, 1997.

      10.3 Tax Allocation Agreement between Thermo TerraTech Inc. and the Company dated as of November 19, 1997.

      10.4 Master Guarantee Reimbursement and Loan Agreement between Thermo Electron Corporation and the Company dated as of November 19, 1997.

      10.5 Master Guarantee Reimbursement and Loan Agreement between Thermo TerraTech Inc. and the Company dated as of November 19, 1997.

      10.6 Master Repurchase Agreement between Thermo Electron Corporation and the Company dated as of November 19, 1997.

      10.7      Equity Incentive Plan.

      10.8      Deferred Compensation Plan for Directors.

      10.9      Indemnification Agreement for Directors and Officers.

      27        Financial Data Schedule.