Form 10-K
period 1998-04-04
RANDERS GROUP INC
filed 1998-06-15
CIK 830104

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                 -------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 4, 1998

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
(Address of principal executive offices)                        (Zip Code)
      Registrant's telephone number, including area code: (781) 622-1000

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
  Common Stock, $.0001 par value             American Stock Exchange
                                           Emerging Company Marketplace

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 29, 1998, was approximately $3,158,000.

As of May 29, 1998, the Registrant had 14,115,682 actual shares and 127,146,733 pro forma shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended April 4, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1998, are incorporated by reference into Part III.

                                     PART I


Item 1. Business

(a)  General Development of Business

     The Randers Group Incorporated (Randers) provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and operational services.

     In May 1997, Thermo TerraTech Inc. purchased a controlling interest in Randers. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer The Killam Group Inc. to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions, The Killam Group is deemed to be the "accounting acquiror," and historical results for Randers have been restated to solely reflect the financial information of The Killam Group for periods prior to May 12, 1997, and to reflect the combined results of The Killam Group and Randers (collectively, the Company or the Registrant) from May 12, 1997, the date on which Thermo TerraTech became the majority owner of Randers. See Note 2 of Notes to Consolidated Financial Statements.

     The Company's Killam Associates, Inc. subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's BACKillam subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. The Company's Randers subsidiary provides design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. In November 1996, Thermo TerraTech acquired Carlan Consulting Group, Inc. a provider of transportation and environmental consulting and professional engineering and architectural services, and subsequently transferred it to the Company.

     The Company was originally organized as a partnership in January 1974, and was incorporated in January 1976. Following the completion of the transactions described above, Thermo TerraTech will own 120,551,051 shares of the common stock of the Company, representing 95% of such stock outstanding. A publicly traded subsidiary of Thermo Electron Corporation, Thermo TerraTech provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory-testing and metal treating.

     As of April 4, 1998, Thermo Electron owned 1,255,000 shares of the Company's common stock, representing 1.0% of the Company's stock outstanding following the completion of the transactions described above. Thermo Electron is a world leader in environmental-monitoring and analysis instruments, papermaking and recycling equipment, biomedical products such as heart-assist devices and mammography systems, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality and personal care.

                           Forward-looking Statements

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)  Financial Information About Industry Segments

     The Company conducts business in one segment: environmental services. The Company provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, inspection, and operational services.

(c)  Description of Business

     (i) Principal Services and Products

     The Company provides comprehensive environmental consulting and professional engineering services to private- and public-sector clients. These services include the design and resident observation of water supply and wastewater treatment facilities; investigations of different methods to clean up hazardous-waste sites; assistance in obtaining government permits; transportation-related and similar types of infrastructure engineering, survey, and land-use planning; and support services including mechanical, electrical, and structural engineering. In addition, the Company provides natural resource management services including environmental-impact studies.

     Through its Killam Associates subsidiary, the Company specializes in the design, planning, and construction observation of municipal and privately owned water-treatment plants, waste treatment plants, and hazardous-wastewater facilities. The Company provides full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance; optimize day-to-day plant operations; reduce costs; provide competent, experienced personnel; and promote good community relations.

     Through its BACKillam subsidiary, the Company provides a broad range of bridge and highway engineering services. Projects include bridge inspection, rating and rehabilitation; new bridge design; highway corridor planning studies for new route alignment of major state highways; design of the reconstruction and widening of existing major roads; and construction inspection on both highway and bridge projects.

     Results from May 1997, include the results of Randers, a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries, principally in Michigan, Ohio, Illinois, Massachusetts, and West Virginia.

     Through its Carlan subsidiary, the Company provides transportation and environmental consulting and professional engineering and architectural services.

     A substantial portion of the Company's sales are made to existing customers on a repeat basis. The Company's services are often performed as multi-year studies. In addition to federal, state, and local governments, customers include public utilities, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

     (ii) New Products

     The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

     (iii) Raw Materials

     Since the Company's business is service oriented, it does not involve the processing of raw materials and is not dependent on fluctuations in the supply or price of raw materials. To date, the Company has not experienced any difficulty in obtaining any of the materials or components used in its operations and does not foresee any such difficulty in the future. The Company has multiple sources for all of its significant raw material needs.

     (iv) Patents, Licenses and Trademarks

     The Company does not own or license any patents, trademarks, licenses, franchises or concessions which are material to the Company's business. The Company believes that its business depends primarily upon the technical and marketing expertise of its personnel.

     (v) Seasonal Influences

     A majority of the Company's businesses experience seasonal fluctuations. Site investigation work and certain environmental testing services may decline in winter months as a result of severe weather conditions.

     (vi) Working Capital Requirements

     In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii) Dependency on a Single Customer

     No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

     (viii) Backlog

     The Company's backlog of firm orders was $53,669,000 and $49,397,000 as of April 4, 1998, and March 29, 1997, respectively. Included in the Company's backlog at fiscal year-end 1998 and 1997 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. Certain of these contracts are subject to cancellation by the customer upon payment of a cancellation charge. Of the fiscal 1998 backlog amount, substantially all orders are expected to be filled within fiscal 1999.

     (ix) Government Contracts

     Not applicable.

     (x) Competition

     The Company's businesses are engaged in highly competitive markets in all of its service areas. These markets tend to be regional. In its geographic service area, competition consists of small, one- to three-person firms offering a limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation; experience; price; breadth and quality of services offered; and technical, managerial, and business proficiency.

     (xi) Environmental Protection Regulations

     The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

     (xii) Number of Employees

     As of April 4, 1998, the Company employed 711 people. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

(d) Financial Information About Exports by Domestic Operations and About Foreign Operations

     The Company's does not engage in export operations and has no foreign operations.

(e)  Executive Officers of the Registrant

                                  Present Title (Fiscal Year First Became
     Name                    Age   Executive Officer)
     -------------------------------------------------------------------------
     Emil C. Herkert         60   President and Chief Executive Officer
                                    (1997)
     Nicholas M. DeNichilo   46   Vice President (1997)
     Thomas R. Eurich        52   Vice President (1976)
     John N. Hatsopoulos     63   Chief Financial Officer and Senior Vice
                                    President (1997)
     Paul F. Kelleher        55   Chief Accounting Officer (1997)

     Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Herkert was appointed Chief Executive Officer of the Company in May 1997 and President in November 1997. Prior thereto, Mr. Herkert had served as President of Killam Associates since 1977. Mr. Herkert has also served as a Vice President of Thermo TerraTech since 1996. Mr. DeNichilo was appointed Vice President in 1997. Prior to that time he served as a Vice President of Killam Associates since 1985. Mr. Eurich served as President of Randers from 1976 until the date of its agreement to acquire The Killam
Group in 1997, at which time Mr. Eurich was appointed Vice President of the Company. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo TerraTech and Thermo Electron. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2. Properties

     The location and general character of the Company's principal properties as of April 4, 1998, are as follows:

     The Company owns approximately 86,000 square feet of office and engineering space, principally in New Jersey and Michigan, of which 16,000 square feet is used as rental property. As of April 4, 1998, the Company had an aggregate $2.1 million under two mortgage loans that are secured by 53,000 square feet of property in Michigan and New Jersey with a total net book value of $3.1 million. In addition, the Company leases approximately 120,000 square feet of office and engineering space pursuant to leases expiring in fiscal 1999 through 2004, principally in Pennsylvania, New Jersey, and Florida.

     The Company believes that these facilities are in good condition and are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders

     Not applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

     Information concerning the market and market price for the Registrant's common stock, $.0001 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

     The information required under this item is included under the sections "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's Consolidated Financial Statements as of April 4, 1998, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

     The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

     The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a,d)  Financial Statements and Schedules

          (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

          (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

          (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

          List of Financial Statements and Schedules Referenced in this Item
          14

          Information incorporated by reference from Exhibit 13 filed herewith:

              Consolidated Statement of Income
              Consolidated Balance Sheet
              Consolidated Statement of Cash Flows
              Consolidated Statement of Shareholders' Investment
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

          Certain Financial Statement Schedule filed herewith:

              Schedule II: Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

          See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: June 12, 1998                  THE RANDERS GROUP INC.



                                     By:  Emil C. Herkert
                                          ------------------
                                          Emil C. Herkert
                                          President and Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 12, 1998.

Signature                            Title


By:  Emil C. Herkert                 President, Chief Executive Officer,
     ---------------------            and Director
     Emil C. Herkert


By:  John N. Hatsopoulos             Chief Financial Officer, and Senior
     ---------------------            Vice President
     John N. Hatsopoulos

By:  Paul F. Kelleher                Chief Accounting Officer
     ---------------------
     Paul F. Kelleher


By:  John P. Appleton                Chairman of the Board and Director
     ---------------------
     John P. Appleton


By:  Thomas R. Eurich                Director
     ---------------------
     Thomas R. Eurich


By   Susan F. Tierney                Director
     ---------------------
     Susan F. Tierney


By   Polyvios C. Vintiadis           Director
     ---------------------
     Polyvios C. Vintiadis

                   Report of Independent Public Accountants


To the Shareholders and Board of Directors of The Randers Group Incorporated:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Randers Group's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 9 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP



Boston, Massachusetts
May 12, 1998

SCHEDULE II

                         THE RANDERS GROUP INCORPORATED


                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


               Balance
                    at   Provision             Accounts            Balance
             Beginning  Charged to   Accounts   Written             at End
               of Year     Expense  Recovered       off  Other(a)  of Year
--------------------------------------------------------------------------------
Allowance for
  Doubtful
  Accounts

Year Ended
  Apr. 4, 1998    $706        $293      $   4     $(352)     $109     $760

Year Ended
  Mar. 29, 1997   $576        $149      $  30     $ (84)     $ 35     $706

Year Ended
  Mar. 30, 1996   $765        $208      $  52     $(440)     $ (9)    $576

(a) Includes allowances of businesses transferred from parent company as described in Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders.

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------
   2.1        Stock Purchase Agreement between the Thermo Electron Corporation and the Registrant dated March 13, 1991 (filed as an Exhibit to Schedule 13D filed by Thermo Electron Corporation on March 22,
              1991, and incorporated herein by reference).

   2.2 Option granted by Richard A. McEnhill to the Registrant dated March 8, 1991 (filed as an Exhibit to Amendment No. 1 to Schedule 13D filed by Thermo Electron Corporation on January 27, 1994, and incorporated herein by reference).

   2.3 Option Assignment Agreement between the Registrant and Thermo Power Corporation dated as of January 19, 1994 (filed as an Exhibit to Amendment No. 1 to Schedule 13D filed by Thermo Electron Corporation on January 27, 1994, and incorporated herein by reference).

   2.4 Stock Purchase and Sale Agreement dated May 12, 1997, by and between Thermo TerraTech Inc. and Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, and Bruce M. Bourdon (filed as Exhibit (iv) to Amendment No. 3 to Schedule 13D filed by Thermo Electron Corporation and Thermo TerraTech Inc. on May 13, 1997, and incorporated herein by reference).

   2.5 Amendment No. 1 dated September 19, 1997, to Stock Purchase and Sale Agreement dated May 12, 1997, by and between Thermo TerraTech Inc. and Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, and Bruce M. Bourdon.

   2.6 Letter of Intent dated May 12, 1997, by and between Thermo TerraTech Inc. and the Registrant (filed as Exhibit (v) to Amendment No. 3 to Schedule 13D filed by Thermo Electron Corporation and Thermo TerraTech Inc. on May 13, 1997, and incorporated herein by reference).

   2.7 Stock Purchase Agreement entered on September 19, 1997, by and between Thermo TerraTech Inc. and the Registrant (filed as Exhibit
              (vii) to Amendment No. 4 to Schedule 13D filed by Thermo Electron Corporation and Thermo TerraTech Inc. on October 1, 1997, and incorporated herein by reference).

   2.8 Amendment No. 1 dated as of April 4, 1998, to Stock Purchase Agreement entered on September 19, 1997, by and between Thermo TerraTech Inc. and the Registrant.

   2.9 Agreement by and among Thermo TerraTech Inc., the Registrant, Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, Bruce
              M. Bourdon, and David A. Wiegerink (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 19, 1997, and filed with the Commission on October 3, 1997, and incorporated herein by reference).

Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------
   3.1        Certificate of Incorporation (filed as Exhibit 3(a) to the
              Registrant's Registration Statement on Form 10 and incorporated herein by reference).

   3.2 Certificate of Amendment to Certificate of Incorporation, dated November 2, 1987 (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

   3.3 Amended and Restated By-Laws (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

   3.4        Amendment to Amended and Restated By-Laws, effective October 28,
              1997.

  10.1 Development Agreement dated December 1, 1988, between First Venture Associates Limited Partnership and Redeco Incorporated (filed as Exhibit 10(a) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

  10.2 Addendum to Development Agreement between First Venture Associates Limited Partnership and Redeco Incorporated (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference).

  10.3        The Randers Group Incorporated 1988 Stock Option Plan (filed as
              Exhibit 10(m) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

  10.4 Indemnification Agreement, dated November 2, 1987, between The Registrant and Thomas R. Eurich (filed as Exhibit 10(n) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

  10.5 The Randers Group Incorporated Flexible Compensation Plan (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

  10.6 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------
  10.7        Corporate Services Agreement dated November 19, 1997, between
              Thermo Electron Corporation and the Registrant (filed as Exhibit
              10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.8 Tax Allocation Agreement dated as of November 19, 1997, between the Registrant and Thermo TerraTech Inc. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.9 Master Repurchase Agreement dated as of November 19, 1997, between the Registrant and Thermo Electron Corporation (filed as Exhibit
              10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.10 Master Guarantee Reimbursement and Loan Agreement dated as of February 26, 1998, between the Registrant and Thermo TerraTech Inc.

  10.11 Master Guarantee Reimbursement and Loan Agreement dated as of February 26, 1998, between the Registrant and Thermo Electron Corporation.

  10.12 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.13 Deferred Compensation Plan for Directors (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.14 Form of Indemnification Agreement for Directors and Officers Form of Indemnification Agreement with Directors and Officers (filed as
              Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

  10.15       Stock Holding Assistance Plan and Form of Loan thereunder.

Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------
  13          Annual Report to Shareholders for the year ended April 4, 1998
              (only those portions incorporated herein by reference).

  21          Subsidiaries of the Registrant.

  27.1        Financial Data Schedule for the fiscal year ended April 4, 1998.

  27.2        Financial Data Schedule for the fiscal year ended March 30, 1996.

  27.3        Financial Data Schedule for the quarter ended June 29, 1996.

  27.4        Financial Data Schedule for the quarter ended September 28, 1996.

  27.5        Financial Data Schedule for the quarter ended December 28, 1996.

  27.6        Financial Data Schedule for the fiscal year ended March 29, 1997.

  27.7        Financial Data Schedule for the quarter ended June 28, 1997.

  27.8        Financial Data Schedule for the quarter ended September 27, 1997.

  27.9        Financial Data Schedule for the quarter ended January 3, 1998.