Form 10-K/A
period 1998-04-04
RANDERS GROUP INC
filed 1998-07-27
CIK 830104

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  ------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)   X    Annual Report Pursuant to Section 13 or 15(d) of the
           -----  Securities Exchange Act of 1934

                  Transition Report Pursuant to Section 13 or 15(d) ----- of the Securities Exchange Act of 1934

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

   Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
         Title of each class                 on which registered
         -------------------                ---------------------

 Common Stock, $.0001 par value                American Stock Exchange
                                               Emerging Company Marketplace

   Securities registered pursuant to Section 12(g) of the Act:
                              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 29, 1998, was approximately $3,158,000.

As of May 29, 1998, the Registrant had 14,115,682 actual shares and 127,146,733 pro forma shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 4, 1998, are incorporated by reference into Parts I and II.


         Part III, Item 10.         Directors and Executive Officers of
                                    the Registrant.

         Part III, Item 11.         Executive Compensation.

         Part III, Item 12.         Security Ownership of Certain
                                    Beneficial Owners and Management.

         Part III, Item 13.         Certain Relationships and Transactions.

         The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THE RANDERS GROUP INCORPORATED


                                      By: /s/ Sandra L. Lambert
                                          ------------------------------------

                                           Sandra L. Lambert
                                           Secretary


                                  ATTACHMENT A

                             ELECTION OF DIRECTORS

     Five directors are to be elected at the Meeting, each to hold office until his successor is chosen and qualified or until his earlier resignation, death or removal.

Nominees for Directors

     Set forth below are the names of the persons nominated as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporations, Thermo TerraTech Inc. ("Thermo TerraTech"), a provider of industrial- and infrastructure-support services including environmental-liability management, infrastructure engineering, laboratory testing and metallurgical services, and Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership." All of the nominees are currently directors of the Corporation.

--------------------------------------------------------------------------------
John P. Appleton             Dr. Appleton, 63, has been the chairman of the
                             board and a director of the Corporation since
                             November 1997.  Dr. Appleton has been president,
                             chief executive officer and a director of Thermo
                             TerraTech since September 1993, and has served as
                             a vice president of Thermo Electron since 1975 in
                             various managerial capacities.  He was the chief
                             executive officer of Thermo Remediation Inc. from
                             September 1993 to May 1997 and also serves as a
                             director of Thermo Remediation Inc.
--------------------------------------------------------------------------------
Thomas R. Eurich             Mr. Eurich, 52, has been a director of the
                             Corporation since its inception in 1976.  He has
                             also been a vice president of the Corporation
                             since November 1997.  Prior to the acquisition of
                             a majority interest in the Corporation by Thermo
                             TerraTech, Mr. Eurich served as its president and
                             chief executive officer from its inception in 1976
                             until November 1997 and May 1997, respectively.
--------------------------------------------------------------------------------
Emil C. Herkert              Mr. Herkert, 60, has been a director of the
                             Corporation since November 1997.  He has also
                             served as president and chief executive officer of
                             the Corporation since November 1997 and May 1997,
                             respectively.  In addition, he has served as a
                             vice president of Thermo TerraTech since May 1996,
                             as president of The Killam Group of Companies from
                             its acquisition by Thermo TerraTech in February
                             1995 until its merger into the Corporation in May
                             1997, and as president of Killam Associates from
                             1997 through May 1998.
--------------------------------------------------------------------------------
Susan F. Tierney             Dr. Tierney, 47, has been a director of the
                             Corporation since November 1997.  Dr. Tierney is a
                             partner with the Economics Resource Group.  From
                             March 1993 to May 1993, Dr. Tierney was a
                             consultant for the U.S. Department of Energy, and
                             from May 1993 to July 1995, she served as
                             Assistant Secretary for Policy for the U.S.
                             Department of Energy.  Prior to that appointment,
                             Dr. Tierney served as Secretary of Environmental
                             Affairs for the Commonwealth of Massachusetts from
                             January 1991 to March 1993 and as Commissioner of
                             the Department of Public Utilities for the
                             Commonwealth of Massachusetts from 1988 to January
                             1991.  Dr. Tierney is also a director of Thermo
                             Ecotek Corporation.
--------------------------------------------------------------------------------
Polyvios C. Vintiadis        Mr. Vintiadis, 62, has been a director of the
                             Corporation since November 1997.  Mr. Vintiadis
                             has been the chairman and chief executive officer
                             of Towermarc Corporation, a real estate
                             development company, since 1984.  Prior to joining
                             Towermarc, Mr. Vintiadis was a principal of
                             Morgens, Waterfall & Vintiadis, Inc., a financial
                             services firm, with whom he remains associated.
                             For more than 20 years prior to that time, Mr.
                             Vintiadis was employed by Arthur D. Little &
                             Company, Inc.  Mr. Vintiadis is also a director of
                             Thermo Instrument Systems Inc. and Thermo
                             TerraTech Inc.
--------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

     The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Dr. Tierney (Chairman) and Mr. Vintiadis.
The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Dr. Tierney and Mr. Vintiadis (Chairman). The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met nine times, the audit committee met once and the human resources committee met twice during fiscal 1997. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 1997.

Compensation of Directors

     Cash Compensation

     Directors who are not employees of the Corporation, of Thermo Electron or of any other company affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Appleton, Mr. Eurich and Mr. Herkert are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

     Deferred Compensation Plan for Directors

     Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo TerraTech or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo TerraTech or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 125,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of April 4, 1998, deferred units equal to 13,357.14 shares of Common Stock were accumulated under the Deferred Compensation Plan.

     Stock-based Compensation

     Directors of the Corporation are also eligible for the grant of stock options under the Corporation's equity incentive plan. The equity incentive plan is administered by the human resources committee of the board of directors, which determines the form and terms of stock-based awards to be granted. To date, only nonqualified stock options have been granted under this plan. In fiscal 1998, options to purchase 240,000 shares of the Common Stock were granted to each of the outside directors of the Corporation at an exercise price of $.65 per share. These options may be exercised at any time prior to the expiration of the option on the seventh anniversary of the grant date. Shares acquired upon exercise of the options are subject to restrictions on transfer and right of the Corporation to repurchase such shares at the exercise price if the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed 20% per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date.

Stock Ownership Policies for Directors

     During fiscal 1998, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the Annual Meeting of Stockholders in 2000. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1998, which is described in "Committee Report on Executive Compensation - Stock Ownership Policies."

     In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in "Committee Report on Executive Compensation - Stock Ownership Policies."

                                STOCK OWNERSHIP

NOTE: Share amounts of the Corporation's Common Stock reported below do not reflect the proposed five-for-one reverse stock split of the Common Stock previously announced on January 8, 1998, and subject to Stockholder approval at a Special Meeting of Stockholders to be called for that purpose.

     The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo TerraTech and Thermo Electron, as of May 30, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. All figures in the table reflect ownership prior to the proposed five-for-one reverse stock split of the Common Stock that will be voted on by the Stockholders at the Meeting.

     While certain directors or executive officers of the Corporation are also directors or executive officers of Thermo Electron or Thermo TerraTech, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo TerraTech or Thermo Electron.

                                        The Randers Group      Thermo Electron     Thermo TerraTech
              Name (1)                       Inc. (2)          Corporation (3)         Inc. (4)
              --------                       -------           ---------------         --------
                                         No. of      % of      No. of     % of      No. of      % of
                                         Shares      Class     Shares     Class     Shares     Class
                                         ------      -----     ------     -----     ------     -----
Thermo Electron Corporation (5)          8,775,000    62.2         N/A                  N/A
John P. Appleton                           600,000     4.1     145,309       *      297,039        1.5
Nicholas M. DeNichilo                      300,000     2.1      10,175       *       33,000        *
Thomas R. Eurich                         1,017,506     7.1           0       *            0        *
Emil C. Herkert                          1,200,000     7.8      39,600       *      187,500        *
Susan F. Tierney                           246,678     1.7           0       *            0        *
Polyvios C. Vintiadis                      246,678     1.7       2,500       *       13,454        *
All directors and current executive
     officers as a group (8 persons)     3,890,862    26.5   1,041,189       *      602,547        3.1

*Reflects ownership of less than 1.0% of the Common Stock outstanding as of May 30, 1998.

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Eurich, Mr. Herkert, Dr. Tierney, Mr. Vintiadis and all directors and executive officers as a group include 600,000, 300,000, 270,000, 1,200,000,
     240,000, 240,000 and 3,130,000 shares, respectively, that such person or group has the right to acquire within 60 days of May 30, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Tierney, Mr. Vintiadis and all directors and executive officers as a group include 6,678, 6,678 and 13,356 full shares, respectively, that had been allocated through May 30, 1998, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors.

(3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Herkert and all directors and executive officers as a group include 113,532, 9,750, 38,100 and 909,054 shares, respectively, that such person or group has the right to acquire within 60 days of May 30, 1998, through the exercise of stock options. Shares beneficially owned by Dr. Appleton and all directors and executive officers as a group include 1,615 and 5,077 full shares allocated through May 30, 1998, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were as of May 30, 1998, executive officers of Thermo Electron ("ESOP").

(4) Shares of the common stock of Thermo TerraTech beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Vintiadis and all directors and executive officers as a group include 275,000, 33,000, 7,300 and 360,300 shares, respectively, that such person or group has the right to acquire within 60 days of May 30, 1998, through the exercise of stock options. Shares beneficially owned by all directors and executive officers as a group include 12,500 shares that such group has the right to acquire within 60 days of May 30, 1998, through the exercise of stock purchase warrants acquired in connection with private placements of the securities of Thermo TerraTech on terms identical to terms granted to unaffiliated investors. Shares beneficially owned by Dr. Appleton and all directors and executive officers as a group include 305 and 923 full shares, respectively, allocated through May 30, 1998, to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Vintiadis and all directors and executive officers as a group include 6,154 full shares allocated through May 30, 1998, to Mr. Vintiadis's account maintained pursuant to Thermo TerraTech's deferred compensation plan for directors.

(5) As of May 30, 1998, Thermo Electron Corporation beneficially owned approximately 62.2% of the outstanding Common Stock, of which approximately 53.3% is owned through its majority-owned subsidiary Thermo TerraTech Inc. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts. As of May 30, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron and Thermo TerraTech, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except in the following instances. Mr. Emil C. Herkert, a director and executive officer of the Corporation, filed his Form 3 late. Thermo Electron filed two Forms 4 late, reporting a total of four transactions associated with the grant of options to purchase Common Stock granted to employees under its stock option program.


                            EXECUTIVE COMPENSATION


NOTE: Share amounts of the Corporation's Common Stock reported below do not reflect the proposed five-for-one reverse stock split of the Common Stock previously announced on January 8, 1998, and subject to Stockholder approval at a Special Meeting of Stockholders to be called for that purpose.


Summary Compensation Table

      The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers (i) for the last full fiscal year from March 30, 1997 through April 4, 1998 ("fiscal 1998"), (ii) for the three-month period from January 1, 1997 through March 29, 1997 ("fiscal 1997"), reflecting a change in the Corporation's fiscal year-end to the 52- or 53-week period ending on the Saturday nearest March 30, and (iii) for the preceding two full fiscal years from January 1, 1996 to December 31, 1996 ("fiscal 1996"), and from January 1, 1995 to December 31, 1995 ("fiscal 1995"). No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

      The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.

                                        Summary Compensation Table
---------------------------------------------------------------------------------------------------------------
                                                                            Long Term
                                                                           Compensation
                                                                           ------------
                                                                       Securities Underlying      All Other
          Name and            Fiscal         Annual Compensation       Options (No. of Shares    Compensation
                                             -------------------
     Principal Position        Year          Salary        Bonus            and Company) (2)            (3)
     ------------------        ----          ------        -----            ----------------            ---
Emil C. Herkert (4)            1998         $244,186          $0 (1)    1,200,000 (RGI)                $19,522
President & CEO                                                               300 (TMO)
                                                                            2,000 (MKA)
                                                                            2,000 (ONX)
                                                                            2,000 (TDX)
                                                                            1,000 (TISI)
                                                                            2,000 (TRIL)
                                                                            1,500 (VIZ)
                                                                            2,000 (TRCC)

---------------------------------------------------------------------------------------------------------------
Thomas R. Eurich (5)           1998         $145,000          $0 (1)      270,000 (RGI)                   $500
Vice President                 1997          $33,250          -- (6)           --                           --
                               1996         $132,000          --               --                           --
                               1995         $129,500          --               --                           --
---------------------------------------------------------------------------------------------------------------
Nicholas M. DeNichilo (7)      1998         $142,000     $45,000          300,000 (RGI)                $11,161
Vice President
---------------------------------------------------------------------------------------------------------------

(1) Mr. Herkert and Mr. Eurich have elected to forego their bonuses for fiscal 1998 in light of the Corporation's operating and stock price performance in fiscal 1998.

(2) In addition to grants of options to purchase shares of Common Stock of the Corporation (designated in the table as RGI), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last fiscal year to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the Table as TISI), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as
     TRCC).

(3) Represents the amount of matching contributions and contributions in lieu of contributions to the Killam Associates Defined Benefit Retirement Plan (see "Executive Compensation - Defined Benefit Retirement Plan") made by the individual's employer on behalf of named executive officers participating in the Elson T. Killam Savings and Investment Plan, in the case of Messrs. Herkert and DeNichilo, and the amount of matching contributions to The Randers Group Incorporated 401(k) Profit Sharing Plan, in the case of Mr. Eurich.

(4) The Corporation became a majority-owned subsidiary of Thermo TerraTech on May 12, 1997. Mr. Herkert was appointed chief executive officer of the Corporation on May 12, 1997 and was appointed to the additional position of president of the Corporation on November 19, 1997. The annual cash compensation (salary and bonus) reported in the table for Mr. Herkert represents the amount paid by the Corporation and all other Thermo Electron entities for his services to such entities during fiscal 1998. Mr. Herkert has been employed by Thermo TerraTech since February 1995 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Corporation.

(5) Mr. Eurich was appointed vice president of the Corporation on November 19, 1997. Prior to that time, Mr. Eurich served as chief executive officer of the Corporation until May 12, 1997, and as president of the Corporation until November 19, 1997.

(6) The Corporation changed its fiscal year-end to March from December in 1997, and as a consequence, the salary data for fiscal 1997 reflects salary paid during the three-month period from January 1, 1997 to March 29, 1997. Salary data for the subsequent fiscal year reflects salary paid during the Corporation's full fiscal year.

(7) Mr. DeNichilo was appointed vice president of the Corporation on November 19, 1997. The annual compensation (salary and bonus) reported in the table for Mr. DeNichilo represents the amount paid by the Corporation and other Thermo TerraTech for his services to such entities during fiscal 1998.

Stock Options Granted During Fiscal 1998

     The following table sets forth information concerning individual grants of stock options made during fiscal 1998 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

     Dr. Appleton has served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. During fiscal 1998, no options to purchase Common Stock were granted to Dr. Appleton.

                                                    Option Grants in Fiscal 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                    Percent of                                      Annual Rates of Stock
                                                   Total Options                                    Price Appreciation for
                          Number of Securities      Granted to     Exercise                            Option Term (2)
                           Underlying Options      Employees in    Price Per       Expiration          ---------------
              Name            Granted (1)          Fiscal Year       Share            Date            5%               10%
              ----            -----------          ------------      -----            ----            --               ---
Emil C. Herkert           1,200,000 (RGI)           22.03%             $0.65       12/12/04        $312,000          $744,000
                                300 (TMO)            0.02%(3)         $34.20         6/3/00          $1,617            $3,396
                              2,000 (MKA)            0.47%(3)         $14.23        1/21/05         $11,580           $27,000
                              2,000 (ONX)            0.30%(3)         $14.25        1/21/05         $11,600           $27,040
                              2,000 (TDX)            0.32%(3)          $9.56        1/21/05          $7,780           $18,140
                              1,000 (TISI)           0.27%(3)         $10.00        1/21/05          $4,070            $9,490
                              2,000 (TRIL)           0.99%(3)          $8.25        1/21/05          $6,720           $15,660
                              1,500 (VIZ)            0.35%(3)          $7.25        1/21/05          $4,425           $10,320
                              2,000 (TRCC)           0.37%(3)          $4.00        1/21/05          $3,260            $7,580
------------------------------------------------------------------------------------------------------------------------------
Thomas R. Eurich            270,000 (RGI)            4.96%             $0.65       12/12/04         $70,200          $167,400
------------------------------------------------------------------------------------------------------------------------------
Nicholas M. DeNichilo       300,000 (RGI)            5.51%             $0.65       12/12/04         $78,000          $186,000
------------------------------------------------------------------------------------------------------------------------------


(1) In addition to the grant of options to purchase Common Stock of the Corporation (designated in the table as RGI), options have been granted during fiscal 1998 to the named executive officers as part of Thermo Electron's stock option program to purchase the common stock of Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as
     TRCC). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of the company's common stock under Section 12 of the Securities and Exchange Act of 1934 and (ii) six years from the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the sixth anniversary of the date of grant. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron or its subsidiaries other than the Corporation as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Option Values

     The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options held at the end of fiscal 1998 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1998.


                           Aggregated Option Exercises In Fiscal 1998 And Fiscal 1998 Year-End Option Values
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Number of
                                                                                                Unexercised
                                                                                             Options at Fiscal         Value of
                                                                 Shares                            Year-End           Unexercised
                                                               Acquired on       Value           (Exercisable/       In-the-Money
      Name                  Company                             Exercise      Realized (1)    Unexercisable) (2)        Options
      ----                  -------                            ---------      ------------    ------------------        -------
Emil C. Herkert (3)       Randers Group Inc.                          --                --    1,200,000  /--        $120,000  /--
                          Thermo Electron                             --                --       38,100  /-- (4)    $607,591  /--
                          Metrika Systems                             --                --        2,000  /--          $2,666  /--
                          Onix Systems                                --                --        2,000  /--              $0  /--
                          Thermedics Detection                        --                --        2,000  /--          $3,880  /--
                          Thermo Information Solutions                --                --           --  /1,000           --  /$0(5)
                          Thermo TerraTech                       187,500        $1,613,550           --  /--              --  /--
                          Thermo Trilogy                              --                --           --  /2,000           --  /$0(5)
                          Thermo Vision                               --                --        1,500  /--            $188  /--
                          Trex Communications                         --                --           --  /2,000           --  /$0(5)
-----------------------------------------------------------------------------------------------------------------------------------
Thomas R. Eurich          Randers Group Inc.                          --                --      270,000  /--         $27,000  /--
------------------------------------------------------------------------------------------------------------------------------------
Nicholas M. DeNichilo     Randers Group Inc.                          --                --      300,000  /--         $30,000  /--
                          Thermo Electron                          1,500           $28,295        9,750  /--        $191,832  /--
                          Thermo TerraTech                         6,000           $23,028       33,000  /--              $0  /--
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 and (ii) six years from the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the sixth anniversary of the grant date.

(3) Mr. Herkert has served as a vice president of Thermo TerraTech since 1996 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

(4) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Herkert are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to lapse ratably over a five-year period commencing with the fifth anniversary of the grant date.


(5) No public market existed for the shares underlying these options as of April 4, 1998. Accordingly, no value in excess of exercise price has been attributed to these options.

Defined Benefit Retirement Plan

     The Corporation's Killam Associates subsidiary maintains a Defined Benefit Retirement Plan (the "Plan") for eligible U.S. employees. Accrued benefits under the Plan were frozen as of March 31, 1995. Mr. Herkert and Mr. DeNichilo are both participants in the Plan. The following table sets forth the estimated annual benefits payable under the Plan upon retirement in specified compensation and years-of-service classifications. The estimated benefits reflect the statutory limits on compensation that can be recognized for Plan purposes. The limit at March 31, 1995 was $150,000 per year.

    Annual                       Years of Service
 Compensation          15             20           25          30          35
 ------------          --             --           --          --          --
   $100,000         $20,064        $26,752     $33,440      $40,128     $46,817
    125,000          25,427         33,902      42,378       50,853      59,329
    150,000          20,789         41,052      51,315       61,578      71,842

     Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65), although benefits are not reduced if the employee retires after reaching 62. Before the benefit was frozen, it provided 1.05% of an employee's Average Final Compensation (as defined below) in excess of the average of the Social Security wage bases, multiplied by his years of service (up to a maximum of 35 years). Benefits are reduced for retirement before age
62. Average Final Compensation is the average total compensation for the 5 consecutive years out of the last 15 years prior to 1995 which produce the highest average. The frozen annual accrued benefit for Mr. Herkert is $93,332 (based on the compensation limit of $235,840 that was in effect in 1993) and for Mr. DeNichilo is $32,638. The Plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death protection.

     In order to replace the benefit from the Plan, which was frozen March 31, 1995, Killam Associates provides a pension contribution as part of its Elson T. Killam Savings and Investment Plan (the "Killam Plan"). The pension contribution is based on age according to the following schedule and is fully vested at the time of the contribution.

              Age                            Percentage of Compensation
              ---                            --------------------------

         Less than 30                                   1.0%
             30-34                                      1.5%
             35-39                                      2.0%
             40-44                                      3.0%
             45-49                                      4.0%
             50-54                                      7.0%
             55-59                                     10.0%
          60 or older                                  15.0%

     Compensation that can be recognized for purposes of the Killam Plan is limited to $160,000 in accordance with the statutory limitations. The allocation in 1997 for Mr. Herkert was $16,000, and for Mr. DeNichilo was $6,400.

                          RELATIONSHIP WITH AFFILIATES

     Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo TerraTech has created the Corporation as a publicly held subsidiary, and Thermo Electron and certain of its subsidiaries have created several other privately and publicly held subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

     Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their mutual affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly,
(2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

     To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

     As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1997 beginning on May 14, 1997. The annual fee has been reduced to 0.8% of the Corporation's total revenues for calendar 1998. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $679,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

     As of April 4, 1998, $8,713,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

     From time to time, the Corporation may transact business with other companies in the Thermo Group.

     At April 4, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $319,000 for amounts due under the Corporate Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for miscellaneous items. The largest amount of net indebtedness owed by Thermo Electron and its other subsidiaries to the Corporation since March 29, 1997 was $1,426,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

Stock Holding Assistance Plan

     In fiscal 1998, the Corporation adopted a stock holding policy which requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Corporation also adopted a stock holding assistance plan under which it may make interest-free loans to the chief executive officer to enable such officer to purchase the Common Stock in the open market. Loans will be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Human Resources Committee of the board of directors. No such loans were outstanding in fiscal 1998.

                           [LINE GRAPH APPEARS HERE]


DATE       RGI        AMEX         PEER GROUP
----       ---        ----         ----------
5/12/97    100        100            100
4/3/98     105        129            108