Form 10-Q
period 1998-07-04
RANDERS GROUP INC
filed 1998-08-06
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                --------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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
        Yes [ X ] No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                Outstanding at July 31, 1998
       ------------------------------   ----------------------------
       Common Stock, $.0001 par value        14,115,682 Actual
                                            127,146,733 Pro forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THE RANDERS GROUP INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                        July 4,    April 4,
(In thousands)                                             1998        1998
---------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents (includes $9,717 and
    $8,713 under repurchase agreement with
    related party)                                      $11,270     $ 9,763
  Accounts receivable, less allowances of $949
    and $760                                             13,630      14,304
  Unbilled contract costs and fees                       10,445       9,333
  Prepaid income taxes                                    1,342       1,359
  Prepaid expenses                                          560         373
                                                        -------     -------

                                                         37,247      35,132
                                                        -------     -------

Property, Plant, and Equipment, at Cost                  15,955      15,716
  Less: Accumulated depreciation and amortization         4,383       4,052
                                                        -------     -------

                                                         11,572      11,664
                                                        -------     -------

Other Assets                                              1,199       1,177
                                                        -------     -------

Cost in Excess of Net Assets of Acquired Companies       44,901      45,220
                                                        -------     -------

                                                        $94,919     $93,193
                                                        =======     =======

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                        July 4,   April 4,
(In thousands except share amounts)                        1998       1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                               $   185    $   187
  Accounts payable                                        4,985      3,809
  Accrued payroll and employee benefits                   2,519      3,254
  Accrued income taxes                                      613      1,016
  Other accrued expenses                                    980        725
  Due to affiliated companies                             1,008        319
                                                        -------    -------

                                                         10,290      9,310
                                                        -------    -------

Deferred Income Taxes                                       888        888
                                                        -------    -------

Other Deferred Items                                      1,054      1,049
                                                        -------    -------

Long-term Obligations                                     1,901      1,948
                                                        -------    -------

Shareholders' Investment:
  Common stock, $.0001 par value, 30,000,000
    shares authorized; 127,146,733 pro forma
    shares issued and outstanding                            13         13
  Capital in excess of par value                         79,321     79,321
  Retained earnings                                       1,452        664
                                                        -------    -------

                                                         80,786     79,998
                                                        -------    -------

                                                        $94,919    $93,193
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues                                             $ 20,083     $ 16,844
                                                     --------     --------

Costs and Operating Expenses:
  Cost of revenues                                     15,054       12,352
  Selling, general, and administrative expenses         3,589        2,921
                                                     --------     --------

                                                       18,643       15,273
                                                     --------     --------

Operating Income                                        1,440        1,571

Interest Income                                           125           21
Interest Expense                                          (43)         (24)
                                                     --------     --------

Income Before Provision for Income Taxes                1,522        1,568
Provision for Income Taxes                                734          727
                                                     --------     --------

Net Income                                           $    788     $    841
                                                     ========     ========

Basic and Diluted Earnings per Share (Note 3)        $    .01     $    .01
                                                     ========     ========

Weighted Average Shares (Note 3):
  Basic                                               127,147      120,787
                                                     ========     ========
  Diluted                                             127,404      120,820
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                            $   788    $   841
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         682        595
      Provision for losses on accounts receivable           257          -
      Other noncash items                                     5         22
      Changes in current accounts, excluding the
        effects of transfer of business from parent
        company:
        Accounts receivable                                 417      1,248
        Unbilled contract costs and fees                 (1,112)    (3,883)
        Other current assets                               (203)       (11)
        Accounts payable                                  1,176        285
        Other current liabilities                          (196)      (746)
                                                        -------    -------

Net cash provided by (used in) operating
  activities                                              1,814     (1,649)
                                                        -------    -------

Investing Activities:
  Purchases of property, plant, and equipment              (272)      (421)
  Proceeds from sale of property, plant, and
    equipment                                                12         16
                                                        -------    -------

Net cash used in investing activities                      (260)      (405)
                                                        -------    -------

Financing Activities:
  Repayment of note payable                                 (47)       (44)
  Net transfer from parent company                            -      2,327
                                                        -------    -------

Net cash provided by (used in) financing
  activities                                                (47)     2,283
                                                        -------    -------

Increase in Cash and Cash Equivalents                     1,507        229
Cash and Cash Equivalents at Beginning of Period          9,763      1,737
                                                        -------    -------

Cash and Cash Equivalents at End of Period              $11,270    $ 1,966
                                                        =======    =======
Noncash Activities:
  Transfer of acquired business from parent company     $     -    $ 4,700
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by The Randers Group Incorporated (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, and the results of operations and cash flows for the three-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of April 4, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

2.  Pending Common Stock Reverse Split

    In January 1998, the Company's Board of Directors voted to effect a one-for-five reverse stock split. The proposal is subject to approval by the Company's shareholders. A preliminary proxy statement with respect to a special shareholders' meeting that is expected to be held to approve the reverse stock split has been filed with the Securities and Exchange Commission (SEC) and is currently being reviewed by the SEC's staff. Pro forma common shares outstanding as of July 4, 1998, on a restated basis to reflect the reverse stock split, would have been 25,429,347 shares. The following table presents other selected financial data on a restated basis to reflect the reverse stock split.

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Basic and Diluted Earnings per Share                    $   .03    $   .03

Weighted Average Shares:
  Basic                                                  25,429     24,157
  Diluted                                                25,481     24,164

                         THE RANDERS GROUP INCORPORATED

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                                      Three Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Basic
Net Income                                           $    788     $    841
                                                     --------     --------

Shares Issuable in Connection with the
  Acquisition of The Killam Group                     113,031      113,031

Randers' Weighted Average Shares Outstanding
  From May 12, 1997, Date of Acquisition by
  Thermo TerraTech Inc.                                14,116        7,756
                                                     --------     --------

Pro Forma Weighted Average Shares                     127,147      120,787
                                                     --------     --------

Basic Earnings per Share                             $    .01     $    .01
                                                     ========     ========
Diluted
Net Income                                           $    788     $    841
                                                     --------     --------

Pro Forma Weighted Average Shares                     127,147      120,787
Effect of Stock Options                                   257           33
                                                     --------     --------

Pro Forma Weighted Average Shares, as Adjusted        127,404      120,820
                                                     --------     --------

Diluted Earnings per Share                           $    .01     $    .01
                                                     ========     ========

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 6,985,000 shares of such options outstanding, with exercise prices ranging from $.65 to $.88 per share.

4.   Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents certain items reported as components of shareholders' investment. The Company has no such items and accordingly, its comprehensive income is equal to its net income for all periods presented.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and inspection and operational services.

    In May 1997, Thermo TerraTech Inc. purchased a controlling interest in The Randers Group Incorporated (Randers) a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer its wholly owned engineering and consulting businesses (known as The Killam Group) to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions, the Killam Group is deemed to be the "accounting acquiror" and historical results for Randers have been restated to solely reflect the financial information of The Killam Group for periods prior to May 12, 1997, and to reflect the combined results of The Killam Group and Randers (collectively, the Company) from May 12, 1997, the date on which Thermo TerraTech became the majority-owner of Randers. The Company's Killam Associates, Inc. subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's BACKillam subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In November 1996, Thermo TerraTech acquired Carlan Consulting Group, Inc., a provider of transportation and environmental consulting and professional engineering and architectural services, and subsequently transferred it to the Company. The Company has proposed changing its name to The Randers Killam Group Inc., subject to shareholder approval.

                         THE RANDERS GROUP INCORPORATED

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Revenues increased 19% to $20,083,000 in the first quarter of fiscal 1999 from $16,844,000 in the first quarter of fiscal 1998, primarily due to the inclusion of revenues from Randers for the full quarter in fiscal 1999, which resulted in a $3,478,000 increase in revenues. Randers was acquired effective May 1997 for accounting purposes.

    The gross profit margin decreased to 25% in the first quarter of fiscal 1999 from 27% in the first quarter of fiscal 1998, primarily due to a change in sales mix to lower-margin construction-management contracts from higher-margin design contracts.

    Selling, general, and administrative expenses as a percentage of revenues increased to 18% in the first quarter of fiscal 1999 from 17% in the first quarter of fiscal 1998, primarily due to the inclusion of Randers in May 1997, which has higher expenses as a percentage of revenues.

    Interest income increased to $125,000 in the first quarter of fiscal 1999 from $21,000 in the first quarter of fiscal 1998, primarily due to higher average cash balances.

    The effective tax rates were 48% and 46% in the first quarter of fiscal 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The tax rate increased in the first quarter of fiscal 1999 primarily due to an increase in nondeductible expenses.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems as well as products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

Liquidity and Capital Resources

    Consolidated working capital was $26,957,000 at July 4, 1998, compared with $25,822,000 at April 4, 1998. Included in working capital are cash and cash equivalents of $11,270,000 at July 4, 1998, compared with $9,763,000 at April 4, 1998. During the first quarter of fiscal 1999, $1,814,000 of cash was provided by operating activities. During this period, $1,176,000 of cash was provided by an increase in accounts payable, which was primarily due to increased subcontract work at Randers, as well as the timing of payments. This source of cash was offset in part by an increase of $1,112,000 in unbilled contract costs and fees. This increase was due to the timing of billings and, to a lesser extent, costs incurred for providing construction personnel under a New England pipeline project at Killam Associates for which work began during the first quarter of fiscal 1999.

    The Company's investing activities in the first quarter of fiscal 1999 primarily consisted of capital additions. The Company expended $272,000 for purchases of property, plant, and equipment in the first quarter of fiscal 1999. The Company expects to expend approximately $1,300,000 for purchases of property, plant, and equipment during the remainder of fiscal 1999.

    In the first quarter of fiscal 1999, the Company's financing activities used cash of $47,000 for the repayment of a note payable.

    The Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo TerraTech or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                         THE RANDERS GROUP INCORPORATED


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1998.

                                       THE RANDERS GROUP INCORPORATED



                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                        Senior Vice President

                         THE RANDERS GROUP INCORPORATED

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
---------------------------------------------------------------------------
 10.1 Deferred Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc. and Emil C. Herkert.

 10.2 Addendum dated 1990, to Deferred Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc. and Emil C. Herkert.

 10.3        Amendment No. 1, dated April 27, 1990, to Deferred
             Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc. and Emil C. Herkert.

 27          Financial Data Schedule.