Form 10-Q
period 1998-10-03
RANDERS GROUP INC
filed 1998-11-09
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                Outstanding at October 30, 1998
       ------------------------------   -------------------------------
       Common Stock, $.0001 par value         14,115,682 Actual
                                             127,146,733 Pro forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                         THE RANDERS GROUP INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     October 3,    April 4,
(In thousands)                                            1998         1998
---------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $11,597
    and $8,713 under repurchase agreement
    with related party)                                $13,031      $ 9,763
  Accounts receivable, less allowances of
    $1,213 and $760                                     13,338       14,304
  Unbilled contract costs and fees                      10,456        9,333
  Prepaid income taxes                                   1,342        1,359
  Prepaid expenses                                         596          373
                                                       -------      -------

                                                        38,763       35,132
                                                       -------      -------

Property, Plant, and Equipment, at Cost                 16,188       15,716
  Less: Accumulated depreciation and
        amortization                                     4,674        4,052
                                                       -------      -------

                                                        11,514       11,664
                                                       -------      -------

Other Assets                                             1,844        1,177
                                                       -------      -------

Cost in Excess of Net Assets of Acquired
  Companies                                             44,630       45,220
                                                       -------      -------

                                                       $96,751      $93,193
                                                       =======      =======

                         THE RANDERS GROUP INCORPORATED

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                     October 3,   April 4,
(In thousands except share amounts)                        1998       1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                               $   182    $   187
  Accounts payable                                        4,803      3,809
  Accrued payroll and employee benefits                   3,316      3,254
  Accrued income taxes                                    1,109      1,016
  Other accrued expenses                                    742        725
  Due to affiliated companies                             1,190        319
                                                        -------    -------

                                                         11,342      9,310
                                                        -------    -------

Deferred Income Taxes                                       888        888
                                                        -------    -------

Other Deferred Items                                      1,069      1,049
                                                        -------    -------

Long-term Obligations                                     1,847      1,948
                                                        -------    -------

Shareholders' Investment:
  Common stock, $.0001 par value, 30,000,000
    shares authorized; 127,146,733 pro forma
    shares issued and outstanding                            13         13
  Capital in excess of par value                         79,321     79,321
  Retained earnings                                       2,271        664
                                                        -------    -------

                                                         81,605     79,998
                                                        -------    -------
                                                        $96,751    $93,193
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $ 20,988       $ 18,231
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   16,289         13,486
  Selling, general, and administrative
    expenses                                          3,290          2,973
                                                   --------       --------

                                                     19,579         16,459
                                                   --------       --------

Operating Income                                      1,409          1,772

Interest Income                                         159             24
Interest Expense                                        (40)           (92)
                                                   --------       --------

Income Before Provision for Income Taxes              1,528          1,704
Provision for Income Taxes                              709            720
                                                   --------       --------

Net Income                                         $    819       $    984
                                                   ========       ========

Basic and Diluted Earnings per Share
  (Note 3)                                         $    .01       $    .01
                                                   ========       ========

Weighted Average Shares (Note 3):
  Basic                                             127,147        127,147
                                                   ========       ========

  Diluted                                           127,147        127,238
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Six Months Ended
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $ 41,071       $ 35,075
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   31,343         25,838
  Selling, general, and administrative
    expenses                                          6,879          5,894
                                                   --------       --------

                                                     38,222         31,732
                                                   --------       --------

Operating Income                                      2,849          3,343

Interest Income                                         284             45
Interest Expense                                        (83)          (116)
                                                   --------       --------

Income Before Provision for Income Taxes              3,050          3,272
Provision for Income Taxes                            1,443          1,447
                                                   --------       --------

Net Income                                         $  1,607       $  1,825
                                                   ========       ========

Basic and Diluted Earnings per Share
  (Note 3)                                         $    .01       $    .01
                                                   ========       ========

Weighted Average Shares (Note 3):
  Basic                                             127,147        123,967
                                                   ========       ========

  Diluted                                           127,275        124,029
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                    Six Months Ended
                                                --------------------------
                                                October 3,   September 27,
(In thousands)                                        1998            1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $ 1,607         $ 1,825
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization                  1,369           1,335
      Provision for losses on accounts
        receivable                                     430              81
      Other noncash items                             (193)           (101)
      Changes in current accounts, excluding
        the effects of transfer of business
        from parent company:
          Accounts receivable                          174          (1,455)
          Unbilled contract costs and fees          (1,123)         (4,394)
          Other current assets                        (239)            (49)
          Accounts payable                             994             618
          Other current liabilities                  1,034            (347)
                                                   -------         -------

Net cash provided by (used in) operating
  activities                                         4,053          (2,487)
                                                   -------         -------

Investing Activities:
  Purchases of property, plant, and equipment         (580)           (892)
  Proceeds from sale of property, plant, and
    equipment                                           13              18
  Other                                               (106)            (38)
                                                   -------         -------

Net cash used in investing activities                 (673)           (912)
                                                   -------         -------

Financing Activities:
  Repayment of note payable                           (112)           (125)
  Net transfer from parent company                       -           2,808
  Cash acquired from transfer of business from
    parent company                                       -           1,442
                                                   -------         -------

Net cash provided by (used in) financing
  activities                                          (112)          4,125
                                                   -------         -------

Increase in Cash and Cash Equivalents                3,268             726
Cash and Cash Equivalents at Beginning of Period     9,763           1,737
                                                   -------         -------

Cash and Cash Equivalents at End of Period         $13,031         $ 2,463
                                                   =======         =======

Noncash Activities:
  Transfer of acquired business from
    parent company                                 $     -         $ 4,700
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                         THE RANDERS GROUP INCORPORATED

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by The Randers Group Incorporated (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and six-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the six-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Pending Common Stock Reverse Split

    In January 1998, the Company's Board of Directors voted to effect a one-for-five reverse stock split. The proposal is subject to approval by the Company's shareholders. A preliminary proxy statement with respect to a shareholders' meeting to approve the reverse stock split has been filed with the Securities and Exchange Commission (SEC) and is currently being reviewed by the SEC's staff. This meeting, originally scheduled for October 29, 1998, has been postponed pending clearance of the proxy statement by the SEC. Upon such clearance, a new date will be set for the Company's Special Meeting of Shareholders. Pro forma common shares outstanding as of October 3, 1998, on a restated basis to reflect the reverse stock split, would have been 25,429,347 shares. The following table presents other selected financial data on a restated basis to reflect the reverse stock split.

                              Three Months Ended        Six Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic and Diluted Earnings
  per Share                   $   .03     $   .04      $   .06     $   .07

Weighted Average Shares:
  Basic                        25,429      25,429       25,429      24,793
  Diluted                      25,429      25,448       25,455      24,806

                         THE RANDERS GROUP INCORPORATED
3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:


                                Three Months Ended      Six Months Ended
                                ------------------     -------------------
(In thousands except             Oct. 3,  Sept. 27,    Oct. 3,   Sept. 27,
per share amounts)                  1998       1997       1998        1997
--------------------------------------------------------------------------
Basic
Net Income                     $    819    $    984   $  1,607    $  1,825
                               --------    --------   --------    --------

Shares Issuable in
  Connection With the
  Acquisition of The Killam
  Group                         113,031     113,031    113,031     113,031

Randers' Weighted Average
  Shares Outstanding From
  May 12, 1997, Date of
  Acquisition by Thermo
  TerraTech Inc.                 14,116      14,116     14,116      10,936
                               --------    --------   --------    --------
Pro Forma Weighted Average
  Shares                        127,147     127,147    127,147     123,967
                               --------    --------   --------    --------

Basic Earnings per Share       $    .01    $    .01   $    .01    $    .01
                               ========    ========   ========    ========
Diluted
Net Income                     $    819    $    984   $  1,607    $  1,825
                               --------    --------   --------    --------

Weighted Average Shares         127,147     127,147    127,147     123,967
Effect of Stock Options               -          91        128          62
                               --------    --------   --------    --------

Pro Forma Weighted Average
  Shares, as Adjusted           127,147     127,238    127,275     124,029
                               --------    --------   --------    --------

Diluted Earnings per Share     $    .01    $    .01   $    .01    $    .01
                               ========    ========   ========    ========

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 7,338,000 shares of such options outstanding, with exercise prices ranging from $.63 to $.88 per share.

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

5.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo TerraTech Inc. It is currently contemplated that shareholders of the Company would receive shares of common stock, $.10 par value per share, of Thermo TerraTech in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

    Revenues increased 15% to $20,988,000 in the second quarter of fiscal 1999 from $18,231,000 in the second quarter of fiscal 1998, primarily due to two construction and labor management contracts which commenced during the first quarter of fiscal 1999 and are expected to be completed by the end of the first quarter of fiscal 2000.

    The gross profit margin decreased to 22% in the second quarter of fiscal 1999 from 26% in the second quarter of fiscal 1998, primarily due to a change in sales mix to lower-margin construction-management contracts from higher-margin design contracts.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 16% in the second quarter of fiscal 1999 and 1998.

    Interest income increased to $159,000 in the second quarter of fiscal 1999 from $24,000 in the second quarter of fiscal 1998, primarily due to higher average invested balances.

    The effective tax rates were 46% and 42% in the second quarter of fiscal 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The tax rate increased in the second quarter of fiscal 1999 primarily due to the higher relative effect of nondeductible expenses.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

    Revenues increased 17% to $41,071,000 in the first six months of fiscal 1999 from $35,075,000 in the first six months of fiscal 1998, primarily due to the inclusion of revenues from Randers for the full six months in fiscal 1999, which resulted in a $3,478,000 increase in revenues, as well as two construction and labor management contracts which commenced during the first quarter of fiscal 1999 and are expected to be completed by the end of the first quarter of fiscal 2000. Randers was acquired effective May 1997 for accounting purposes.

    The gross profit margin decreased to 24% in the first six months of fiscal 1999 from 26% in the first six months of fiscal 1998, primarily due to a change in sales mix to lower-margin construction-management contracts from higher-margin design contracts.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 17% in the first six months of fiscal 1999 and fiscal 1998.

    Interest income increased to $284,000 in the first six months of fiscal 1999 from $45,000 in the first six months of fiscal 1998, primarily due to higher average invested balances.

    The effective tax rates were 47% and 44% in the first six months of fiscal 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The tax rate increased in the first six months of fiscal 1999 primarily due to the higher relative effect of nondeductible expenses.

Liquidity and Capital Resources

    Consolidated working capital was $27,421,000 at October 3, 1998, compared with $25,822,000 at April 4, 1998. Included in working capital are cash and cash equivalents of $13,031,000 at October 3, 1998, compared with $9,763,000 at April 4, 1998. During the first six months of fiscal 1999, $4,053,000 of cash was provided by operating activities. During this period, $994,000 of cash was provided by an increase in accounts payable, primarily due to increased subcontract work, as well as the timing of payments. In addition, $1,034,000 of cash was provided by an increase in other current liabilities, which was primarily due to an increase in due to affiliated companies. These sources of cash were offset in part by an increase of $1,123,000 in unbilled contract costs and fees. This increase was due to costs incurred for providing personnel under a construction and labor management contract at Killam Associates, which commenced during the first quarter of fiscal 1999 and, to a lesser extent, the timing of billings. The days sales outstanding in unbilled costs and fees and accounts receivable at October 3, 1998, were 45 and 57 days, respectively, compared with 47 and 68 days, respectively at April 4, 1998. Management does not believe that the change in the number of days sales outstanding is indicative of any trend that would materially affect the Company's future results of operations or liquidity.

    The Company's investing activities in the first six months of fiscal 1999 primarily consisted of capital additions. The Company expended $580,000 for purchases of property, plant, and equipment in the first six months of fiscal 1999. The Company expects to expend approximately $1,000,000 for capital additions during the remainder of fiscal 1999.

    In the first six months of fiscal 1999, the Company's financing activities used cash of $112,000 for the repayment of a note payable.

    The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo TerraTech or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company may involve the delivery to clients of third-party software and hardware. Accordingly, the Company may see an increase in warranty and other claims related to Company services that incorporate such software or hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 5 - Other Information

    The Special Meeting of Shareholders has been postponed pending SEC clearance of a proxy statement, at which stockholders will be asked to approve the Killam merger, the one-for-five reverse stock split, and certain other matters. The Company will issue a press release when a revised date for the meeting is set.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Report on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

                         THE RANDERS GROUP INCORPORATED

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1998.

                                       THE RANDERS GROUP INCORPORATED



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                        Senior Vice President

                         THE RANDERS GROUP INCORPORATED

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------
  27       Financial Data Schedule.