Form 10-Q
period 1999-01-02
RANDERS KILLAM GROUP INC
filed 1999-02-04
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

                         Commission File Number 0-18095

                          THE RANDERS KILLAM GROUP INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                         38-2788025
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

27 Bleeker Street
Milburn, New Jersey                                                   49444
(Address of principal executive offices)                         (Zip Code)

    Registrant's telephone number, including area code: (781) 622-1000

                         The Randers Group Incorporated
                570 Seminole Road, Norton Shores, Michigan, 07041
                        (Former name and former address)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at February 1, 1999
    ------------------------------   -------------------------------
    Common Stock, $.0001 par value          2,823,136 Actual
                                            25,429,347 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                          THE RANDERS KILLAM GROUP INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    January 2,     April 4,
(In thousands)                                            1999         1998
---------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $14,347
    and $8,713 under repurchase agreement
    with related party)                                $15,541      $ 9,763
  Accounts receivable, less allowances of $1,347
    and $760                                            13,985       14,304
  Unbilled contract costs and fees                       9,393        9,333
  Prepaid income taxes                                   1,342        1,359
  Prepaid expenses                                         448          373
                                                       -------      -------

                                                        40,709       35,132
                                                       -------      -------

Property, Plant, and Equipment, at Cost                 16,241       15,716
  Less: Accumulated depreciation and
        amortization                                     4,936        4,052
                                                       -------      -------

                                                        11,305       11,664
                                                       -------      -------

Other Assets                                             1,966        1,177
                                                       -------      -------

Cost in Excess of Net Assets of Acquired
  Companies                                             44,324       45,220
                                                       -------      -------

                                                       $98,304      $93,193
                                                       =======      =======

                          THE RANDERS KILLAM GROUP INC.
                   Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                     January 2,   April 4,
(In thousands except share amounts)                        1999       1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations                               $   190    $   187
  Accounts payable                                        6,174      3,809
  Accrued payroll and employee benefits                   2,981      3,254
  Accrued income taxes                                    1,730      1,016
  Other accrued expenses                                    566        725
  Due to affiliated companies                               673        319
                                                        -------    -------

                                                         12,314      9,310
                                                        -------    -------

Deferred Income Taxes                                       888        888
                                                        -------    -------

Other Deferred Items                                        939      1,049
                                                        -------    -------

Long-term Obligations                                     1,785      1,948
                                                        -------    -------

Shareholders' Investment:
  Common stock, $.0001 par value, 30,000,000
    shares authorized; 25,429,347 pro forma shares
    issued and outstanding (Note 2)                          13         13
  Capital in excess of par value                         79,321     79,321
  Retained earnings                                       3,044        664
                                                        -------    -------

                                                         82,378     79,998
                                                        -------    -------

                                                        $98,304    $93,193
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                          THE RANDERS KILLAM GROUP INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                --------------------------
                                                 January 2,     January 3,
(In thousands except per share amounts)                1999           1998
--------------------------------------------------------------------------

Revenues                                           $ 20,816       $ 18,269
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   16,140         13,245
  Selling, general, and administrative
    expenses                                          3,372          3,370
                                                   --------       --------

                                                     19,512         16,615
                                                   --------       --------

Operating Income                                      1,304          1,654

Interest Income                                         177             25
Interest Expense                                        (38)           (44)
Other Income                                             40              -
                                                   --------       --------

Income Before Provision for Income Taxes              1,483          1,635
Provision for Income Taxes                              710            729
                                                   --------       --------

Net Income                                         $    773       $    906
                                                   ========       ========

Basic and Diluted Earnings per Share
  (Notes 2 and 3)                                  $    .03       $    .04
                                                   ========       ========

Weighted Average Shares (Notes 2 and 3):
  Basic                                              25,429         25,429
                                                   ========       ========

  Diluted                                            25,429         25,567
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                          THE RANDERS KILLAM GROUP INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 January 2,     January 3,
(In thousands except per share amounts)                1999           1998
--------------------------------------------------------------------------

Revenues                                           $ 61,887       $ 53,344
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   47,483         39,083
  Selling, general, and administrative
    expenses                                         10,251          9,264
                                                   --------       --------

                                                     57,734         48,347
                                                   --------       --------

Operating Income                                      4,153          4,997

Interest Income                                         461             70
Interest Expense                                       (121)          (160)
Other Income                                             40              -
                                                   --------       --------


Income Before Provision for Income Taxes              4,533          4,907
Provision for Income Taxes                            2,153          2,176
                                                   --------       --------

Net Income                                         $  2,380       $  2,731
                                                   ========       ========

Basic and Diluted Earnings per Share
  (Notes 2 and 3)                                  $    .09       $    .11
                                                   ========       ========

Weighted Average Shares (Notes 2 and 3):
  Basic                                              25,429         25,005
                                                   ========       ========

  Diluted                                            25,446         25,059
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $ 2,380         $ 2,731
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  2,086           2,033
      Provision for losses on accounts
        receivable                                     584             157
      Other noncash items                             (307)           (117)
      Changes in current accounts, excluding
        the effects of transfer of business
        from parent company:
          Accounts receivable                         (627)         (2,877)
          Unbilled contract costs and fees             (60)         (1,114)
          Other current assets                         (91)           (159)
          Accounts payable                           2,365           1,232
          Other current liabilities                    624          (1,700)
                                                   -------         -------

Net cash provided by operating activities            6,954             186
                                                   -------         -------

Investing Activities:
  Purchases of property, plant, and equipment         (873)         (1,308)
  Proceeds from sale of property, plant, and
    equipment                                          121              18
  Other                                               (131)            (24)
                                                   -------         -------

Net cash used in investing activities                 (883)         (1,314)
                                                   -------         -------

Financing Activities:
  Repayment of note payable                           (293)           (177)
  Net transfer from parent company                       -           2,808
  Cash acquired from transfer of business from
    parent company                                       -           1,442
                                                   -------         -------

Net cash provided by (used in) financing
  activities                                          (293)          4,073
                                                   -------         -------

Increase in Cash and Cash Equivalents                5,778           2,945
Cash and Cash Equivalents at Beginning of Period     9,763           1,737
                                                   -------         -------

Cash and Cash Equivalents at End of Period         $15,541         $ 4,682
                                                   =======         =======

                          THE RANDERS KILLAM GROUP INC.

                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Noncash Activities:

  Transfer of acquired business from parent
    company                                        $     -         $ 4,700
                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                          THE RANDERS KILLAM GROUP INC.
                  Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by The Randers Killam Group Inc. (formerly The Randers Group Incorporated; the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, the results of operations for the three- and nine-month periods ended January 2, 1999, and January 3, 1998, and the cash flows for the nine-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively, and its results of operations and cash flows for the nine-month periods ended January 2, 1999, and January 3, 1998, include 39 weeks and 40 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Special Meeting of Shareholders

    Common Stock Reverse Split

    In January 1998, the Company's Board of Directors declared a one-for-five reverse stock split, subject to the approval of the Company's shareholders. On January 28, 1999, at a Special Meeting of the Company's Shareholders, the Company's shareholders voted to approve the one-for-five reverse stock split, which was effective as of February 1, 1999. All share and per share information has been restated to reflect the reverse stock split.

    Name Change

    At the January 1999 Special Meeting of Shareholders, the Company's shareholders approved a change of the Company name to The Randers Killam Group Inc.

    Approval of Issuance of Shares for Killam Acquisition

    Also at the January 1999 Special Meeting of Shareholders, the Company's shareholders approved the listing on the American Stock Exchange's Emerging Company Marketplace of the 22,606,210 shares of common stock to be issued to Thermo TerraTech Inc. for the acquisition of The Killam Group Inc., which has been accounted for as a reverse acquisition in the Company's current and prior Exchange Act filings subsequent to September 1997.

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                Three Months Ended     Nine Months Ended
                                ------------------     -------------------
(In thousands except            Jan. 2,     Jan. 3,    Jan. 2,     Jan. 3,
per share amounts)                 1999        1998       1999        1998
--------------------------------------------------------------------------
Basic
Net Income                     $    773    $    906   $  2,380    $  2,731
                               --------    --------   --------    --------

Shares Issuable in Connection
  With the Acquisition of The
  Killam Group                   22,606      22,606     22,606      22,606

Randers' Weighted Average
  Shares Outstanding From
  May 12, 1997, Date of
  Acquisition by Thermo
  TerraTech Inc.                  2,823       2,823      2,823       2,399
                               --------    --------   --------    --------

Pro Forma Weighted Average
  Shares                         25,429      25,429     25,429      25,005
                               --------    --------   --------    --------

Basic Earnings per Share       $    .03    $    .04   $    .09    $    .11
                               ========    ========   ========    ========

Diluted
Net Income                     $    773    $    906   $  2,380    $  2,731
                               --------    --------   --------    --------

Pro Forma Weighted Average
  Shares                         25,429      25,429     25,429      25,005
Effect of Stock Options               -         138         17          54
                               --------    --------   --------    --------

Pro Forma Weighted Average
  Shares, as Adjusted            25,429      25,567     25,446      25,059
                               --------    --------   --------    --------

Diluted Earnings per Share     $    .03    $    .04   $    .09    $    .11
                               ========    ========   ========    ========

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 2, 1999, there were 1,237,550 shares of such options outstanding, with exercise prices ranging from $1.90 to $4.40 per share.

4.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain items reported as components of shareholders' investment. The Company has no such items and, accordingly, its comprehensive income is equal to its net income for all periods presented.

5.  Option Exchange

    In November 1998, the Company's employees, excluding its officers and directors, were offered the opportunity to exchange previously granted options to purchase shares of Company common stock for an amount of options equal to half of the number of options previously held, exercisable at a price equal to the fair market value at the time of the exchange offer. Holders of options to acquire 482,000 shares at a weighted average exercise price of $3.30 elected to participate in this exchange and, as a result, received options to purchase 241,000 shares of Company common stock at $1.90 per share. The other terms of the new options are the same as the exchanged options except that the holders may not sell shares purchased pursuant to such new options for six months from the exchange date.

6.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo TerraTech. It is currently contemplated that shareholders of the Company would receive shares of common stock, $.10 par value per share, of Thermo TerraTech in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of an independent committee of the Company's Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    In May 1997, Thermo TerraTech Inc. purchased a controlling interest in The Randers Group Incorporated. (Randers), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer its wholly owned engineering and consulting businesses (known as The Killam Group) to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions, the Killam Group was deemed to be the "accounting acquiror," as approved at the January 1999 Special Meeting of the Company's Shareholders (Note 2), and historical results for Randers have been restated to solely reflect the financial information of The Killam Group for periods prior to May 12, 1997, and to reflect the combined results of The Killam Group and Randers (collectively, the Company) from May 12, 1997, the date on which Thermo TerraTech became the majority-owner of Randers. The Company's Killam Associates, Inc. subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's BACKillam subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In addition, in November 1996, Thermo TerraTech acquired Carlan Consulting Group, Inc., a provider of transportation and environmental consulting and professional engineering and architectural services, and subsequently transferred it to the Company.

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

    Revenues increased 14% to $20.8 million in the third quarter of fiscal 1999 from $18.3 million in the third quarter of fiscal 1998, primarily due to two construction and labor management contracts which commenced during the first quarter of fiscal 1999 and are expected to be completed by the end of the first quarter of fiscal 2000.

    The gross profit margin decreased to 22% in the third quarter of fiscal 1999 from 28% in the third quarter of fiscal 1998, primarily due to a change in sales mix to lower-margin construction-management contracts from higher-margin design contracts.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 16% in the third quarter of fiscal 1999 from 18% in the third quarter of fiscal 1998 due to the increase in revenues from the construction and labor management contracts.

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998
(continued)

    Interest income increased $0.2 million in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998, primarily due to higher average invested balances.

    The effective tax rates were 48% and 45% in the third quarter of fiscal 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The tax rate increased in the third quarter of fiscal 1999 primarily due to the higher relative effect of nondeductible expenses.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

    Revenues increased 16% to $61.9 million in the first nine months of fiscal 1999 from $53.3 million in the first nine months of fiscal 1998, primarily due to two construction and labor management contracts which commenced during the first quarter of fiscal 1999 and are expected to be completed by the end of the first quarter of fiscal 2000, as well as the inclusion of revenues from Randers for the full nine months in fiscal 1999, which resulted in a $3.5 million increase in revenues. Randers was acquired effective May 1997 for accounting purposes.

    The gross profit margin decreased to 23% in the first nine months of fiscal 1999 from 27% in the first nine months of fiscal 1998, primarily due to a change in sales mix to lower-margin construction-management contracts from higher-margin design contracts.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 17% in the first nine months of fiscal 1999 and fiscal 1998.

    Interest income increased $0.4 million in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998, primarily due to higher average invested balances.

    The effective tax rates were 47% and 44% in the first nine months of fiscal 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The tax rate increased in the first nine months of fiscal 1999 primarily due to the higher relative effect of nondeductible expenses.

Liquidity and Capital Resources

    Consolidated working capital was $28.4 million at January 2, 1999, compared with $25.8 million at April 4, 1998. Included in working capital are cash and cash equivalents of $15.5 million at January 2, 1999, compared with $9.8 million at April 4, 1998. During the first nine months of fiscal 1999, $7.0 million of cash was provided by operating activities. During this period, $2.4 million of cash was provided by an increase in accounts payable, primarily due to increased subcontract work, as well as the timing of payments. In addition, $0.6 million of cash was provided by an increase in other current liabilities, primarily due to an increase in due to affiliated companies. These sources of cash were offset in part by an increase of $0.6 million in accounts receivable due to the timing of receipts from a construction and labor management contract. The days sales outstanding in unbilled contract costs and fees and accounts receivable at January 2, 1999, were 41 and 59 days, respectively, compared with 47 and 68 days, respectively at April 4, 1998. Management does not believe that the change in the number of days sales outstanding is indicative of any trend that would materially affect the Company's future results of operations or liquidity.

    The Company's investing activities in the first nine months of fiscal 1999 primarily consisted of capital additions. The Company expended $0.9 million for purchases of property, plant, and equipment in the first nine months of fiscal 1999. The Company expects to expend approximately $0.7 million for capital additions during the remainder of fiscal 1999.

    In the first nine months of fiscal 1999, the Company's financing activities used cash of $0.3 million for the repayment of a note payable.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the

Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 75% complete as of January 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999. For phase three of the program, the Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third party risk, but expects to be substantially completed by June 1999.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had not incurred material expenses to third parties (External Costs) related to year 2000 issues as of January 2, 1999, and the total External Costs of year 2000 remediation are not expected to be material.

    The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company may involve the delivery to clients of third-party software and hardware. Accordingly, the Company may see an increase in warranty and other claims related to Company services that incorporate such software or hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                          THE RANDERS KILLAM GROUP INC.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of February 1999.

                                       THE RANDERS KILLAM GROUP INC.



                                       /s/ Paul F. Kelleher
                                       ------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       /s/ Theo Melas-Kyriazi
                                       ------------------------
                                       Theo Melas-Kyriazi
                                       Chief Financial Officer

                          THE RANDERS KILLAM GROUP INC.

                                   EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------
  3.1 Certificate of Amendment to the Company's Certificate of Incorporation (filed as Exhibit 3 to Amendment No. 1 to the Company's Registration Statement on Form 8-A and incorporated herein by reference).

  4.1 Specimen Common Stock Certificate (filed as Exhibit 6 to Amendment No. 1 to the Company's Registration Statement on Form 8-A, and incorporated herein by reference).

 27.1      Financial Data Schedule.