Form 10-K
period 1999-04-03
RANDERS KILLAM GROUP INC
filed 1999-06-10
CIK 830104

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 0-18095

                          THE RANDERS KILLAM GROUP INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             38-2788025
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

27 Bleeker Street
Millburn, New Jersey                                                      07041
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 30, 1999, was approximately $2,411,412.

As of April 30, 1999, the Registrant had 25,429,344 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1999 Annual Report to Shareholders for the year ended April 3, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 16, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

     The Randers Killam Group Inc. (the Company or the Registrant, formerly the Randers Group Incorporated) provides comprehensive engineering and outsourcing services and operates in four segments: Water and Wastewater Treatment, Process Engineering and Construction, Highway and Bridge Engineering, and Infrastructure Engineering.

      In January 1999, the Company's name was changed from The Randers Group Incorporated to The Randers Killam Group Inc.

      The Company's strategy is to market its technical expertise and low-cost solutions to a broad base of clients including municipalities, government agencies, and companies in the manufacturing, pharmaceutical, and chemical-processing industries. The Company's Killam subsidiaries comprise the Water and Wastewater Treatment segment and provide environmental consulting and engineering services and specialize in wastewater treatment and water resources management. The Company's Randers subsidiaries, which constitute the Process Engineering and Construction segment, provide design engineering, project management, and construction services for industrial clients. The Company's BAC Killam Inc. subsidiary represents the Company's Highway and Bridge Engineering segment and provides transportation planning and design services. The Infrastructure Engineering segment, comprised of CarlanKillam Consulting Group, Inc., provides transportation and environmental consulting, professional engineering, and architectural services.

      The Company was originally organized as a partnership in January 1974, and was incorporated in January 1976. In May 1997, Thermo TerraTech Inc. purchased a controlling interest in The Randers Group Incorporated (Randers). Subsequently, Thermo TerraTech entered into a definitive agreement to transfer its wholly owned subsidiary, The Killam Group, to Randers in exchange for newly issued shares of Randers' common stock. As a result of these transactions, The Killam Group was deemed to be the "accounting acquiror," and historical results for Randers have been restated to solely reflect the financial information of The Killam Group for periods prior to May 12, 1997, and to reflect the combined results of The Killam Group and Randers (collectively, the Company or the Registrant) from May 12, 1997, the date on which Thermo TerraTech became the majority-owner of Randers. See Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 1999* Annual Report to Shareholders, which information is incorporated herein by reference.

      In May 1999, the Company announced plans to sell three businesses including the Randers division, which constitutes the Company's Process Engineering and Construction segment, and BAC Killam Inc., which represents the Company's Highway and Bridge Engineering segment. The third business that will be sold, E3-Killam, Inc., represents a small component of the Water and Wastewater Treatment segment. In connection with the planned sale of these businesses, the Company expects to record pretax charges of approximately $15 million, primarily in the first quarter of fiscal 2000. These charges primarily represent the excess of book value of the businesses over the estimated proceeds from sale. Revenues and operating losses of these business units in fiscal 1999 aggregated $31.7 million and $0.5 million, respectively.

      As of April 3, 1999, Thermo TerraTech owned 24,110,210 shares of the Company's common stock, representing 95% of the Company's stock outstanding. An 87%-owned public subsidiary of Thermo Electron Corporation, Thermo TerraTech provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory-testing and metal treating.


--------------------
* References to fiscal 1999, 1998, and 1997 herein are for the fiscal years ended April 3, 1999, April 4, 1998, and March 29, 1997, respectively.

      As of April 3, 1999, Thermo Electron owned 251,000 shares of the Company's common stock, representing 1% of the Company's stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company and its sister subsidiary, ThermoRetec Corporation, as well as their parent company, Thermo TerraTech, would be merged into Thermo Electron. The public shareholders of the Company, ThermoRetec, and Thermo TerraTech would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, as outlined in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)   Principal Services and Products

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

Water and Wastewater Treatment

      Through the Company's Killam Associates, Inc., Duncan, Lagnese and Associates, Incorporated, Killam Management and Operational Services, Inc., and E3-Killam, Inc. subsidiaries, the Company specializes in the design, planning, and construction observation of municipal and privately owned water treatment plants, wastewater treatment plants, and hazardous wastewater facilities. The Company provides full-service contract operations to plant owners in the private and public sectors. These services facilitate regulatory compliance, optimize day-to-day plant operations, reduce costs, provide competent and experienced personnel, and promote good community relations.

Process Engineering and Construction

     The Company's Randers division, comprised of Randers Engineering, Inc., Redeco Incorporated, and Viridian Technology Incorporated, provides design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The principal geographic region served is the Michigan, Ohio, and Illinois area of the Mid-West, as well as Massachusetts and West Virginia.

     The Company offers complete outsourcing services, from the design stage through construction, for manufacturing equipment, systems, and plants, as well as office buildings, warehouses, laboratories, and other structures for its manufacturing clients.

Highway and Bridge Engineering

     The Company's BAC Killam Inc. subsidiary provides both private and public sector clients with a broad range of consulting services that address transportation planning and design. Projects include bridge inspection, rating, and rehabilitation; new bridge design; highway corridor planning studies for new route alignment of major state highways; design of the reconstruction and widening of existing major roads; construction inspection on highway and bridge projects; infrastructure engineering, survey, and land-use planning; natural resource management; and environmental-impact studies.

Infrastructure Engineering

     The Company's CarlanKillam Consulting Group, Inc. subsidiary provides transportation and environmental consulting, professional engineering, and architectural services. CarlanKillam is also a leader in the design of innovative solutions to traffic problems and transportation needs.

      (ii) New Products

     The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

      (iii)Raw Materials

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

      (iv) Patents, Licenses and Trademarks

     The Company does not own or license any patents, trademarks, licenses, franchises, or concessions which are material to the Company's business. The Company believes that its business depends primarily upon the technical and marketing expertise of its personnel.

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

      (vii) Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii) Backlog

      The Company's backlog of firm orders at fiscal year-end 1999 and 1998 was:

(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Water and Wastewater Treatment                                                         $26,911    $30,825
Process Engineering and Construction                                                     5,753      9,775
Highway and Bridge Engineering                                                          16,103      9,448
Infrastructure Engineering                                                               6,765      3,621
                                                                                       -------    -------

                                                                                       $55,532    $53,669
                                                                                       =======    =======

      Included in the Company's backlog at fiscal year-end 1999 and 1998 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. Certain of these contracts are subject to cancellation by the customer upon payment of a cancellation charge. Of the fiscal 1999 backlog amount, substantially all orders are expected to be filled within fiscal 2000.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      The Company's businesses are engaged in highly competitive markets in all of its service areas and in all four of its segments. These markets tend to be regional. In its geographic service area, competition consists of small, one-to three-person firms offering a limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation;
experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

      The Company's Water and Wastewater Treatment segment competes primarily with Camp Dresser and McKee Inc., CH2M Hill Companies, Ltd., Montgomery Watson
Inc., and URS Greiner Woodward Clyde.

      Competitors in the Process Engineering and Construction segment include
Jacobs Engineering Group, Inc., Flour-Daniels, Kraevernor, and Earth Tech.

      The Company's Highway and Bridge Engineering segment competes primarily with STV Group Inc., Parsons Brinckerhoff Inc., Edwards Kelcey Inc., and URS
Greiner Woodward Clyde.

      Competitors in the Infrastructure Engineering segment include STV Group
Inc., Parsons Brinckerhoff Inc., Edwards Kelcey Inc., URS Greiner Woodward
Clyde, and Post Buckley Schuh & Jernigan Inc.


      (xi) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xii)        Number of Employees

      As of April 3, 1999, the Company employed approximately 650 people. None of the Company's employees are represented by a union. The Company believes that relations with its employees are good.

(d)   Financial Information About Geographic Areas

      Not applicable.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive
                                            Officer)
        ---------------------------- ------ -----------------------------------------------------

        Emil C. Herkert               61    President and Chief Executive Officer (1998)
        Nicholas M. DeNichilo         47    Vice President (1997)
        Thomas R. Eurich              53    Vice President (1976)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1999)
        Paul F. Kelleher              56    Chief Accounting Officer (1997)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Herkert was appointed Chief Executive
Officer of the Company in May 1997 and President in November 1997. Prior thereto, Mr. Herkert had served as President of Killam Associates since
1977. Mr. Herkert has also served as a Vice President of Thermo TerraTech since 1996. Mr. DeNichilo was appointed Vice President in 1997. Prior to that time he served as a Vice President of Killam Associates since 1985.
Mr. Eurich served as President of Randers from 1976 until the date of its agreement to acquire The Killam Group in 1997, at which time Mr. Eurich was appointed Vice President of the Company. Mr. Melas-Kyriazi was appointed
Chief Financial Officer of the Company and Thermo Electron on January 1,
1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became
Treasurer in 1988. He was named President and Chief Executive Officer of
ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems
Inc. in 1994, a position he held until becoming Vice President of Corporate
Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice
President of Thermo Electron. Mr. Kelleher has held comparable positions for at least five years with Thermo TerraTech and Thermo Electron. Messrs.
Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's properties by business segment as of April 3, 1999, are:

Water and Wastewater Treatment

      The Company owns approximately 50,000 square feet of office, laboratory, and engineering space in New Jersey. The Company leases approximately 53,000 square feet of office and engineering space in Pennsylvania, New Jersey, New
York, Massachusetts, and West Virginia, under leases expiring through 2003.




Process Engineering and Construction

      The Company owns approximately 11,000 square feet of office and engineering space in Michigan. The Company leases approximately 17,000 square feet of office and engineering space in Michigan, West Virginia, Ohio, and Massachusetts, under leases expiring through 2003.

Highway and Bridge Engineering

      The Company leases approximately 34,000 square feet of office and engineering space in New York and New Jersey, under leases expiring through 2005.

Infrastructure Engineering

      The Company leases approximately 24,000 square feet of office and engineering space in Florida and Alabama, under leases expiring through 2000.

      The Company believes that these facilities are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders

      On January 28, 1999,  at a Special  Meeting in Lieu of the 1998 Annual
Meeting of the Stockholders (the "Special Meeting"), the stockholders elected five incumbent directors to a one-year term expiring in 1999. The
Directors elected at the meeting were: Dr. John P. Appleton, Mr. Thomas R.
Eurich, Mr. Emil C. Herkert, Dr. Susan F. Tierney, and Mr. Polyvios C.
Vintiadis. Dr. Appleton and Mr. Herkert each received 12,887,447 shares voted in favor of his election and 48,595 shares voted against. Mr. Eurich received 12,892,847 shares voted in favor of his election and 43,195 shares voted against. Dr. Tierney received 12,903,847 shares voted in favor of her election and 32,195 shares voted against. Mr. Vintiadis received 12,872,847 shares voted in favor of his election and 63,195 shares voted against. No abstentions or broker "non-votes" were recorded on the election of directors.

      At the Special Meeting, five other proposals were approved by the stockholders. The stockholders approved a proposal to effect a reverse stock split of one share for every five shares outstanding of the Company's Common
Stock as follows: 12,838,062 shares were voted in favor of the proposal, 67,800 shares were voted against, 30,180 shares abstained, and no broker "non-votes" were recorded on the proposal. The stockholders approved a proposal to approve the listing on the American Stock Exchange's Emerging Company Marketplace of
22,606,210 shares of Common Stock to be issued in connection with the acquisition by the Company of all of the outstanding shares of The Killam Group
Inc. as follows: 11,480,557 shares were voted in favor of the proposal, 54,800 shares were voted against, 37,380 shares abstained, and no broker "non-votes" were recorded on the proposal. The stockholders approved a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "The
Randers Killam Group Inc." as follows: 12,878,787 shares were voted in favor of the proposal, 29,000 shares were voted against, 28,255 shares abstained, and no broker "non-votes" were recorded on the proposal. The stockholders approved a proposal to adopt an equity incentive plan and to reserve 2,000,000 shares of Common Stock for issuance thereunder as follows: 9,673,435 shares were voted in favor of the proposal, 117,400 shares were voted against, 1,781,902 shares abstained, and no broker "non-votes" were recorded on the proposal. The stockholders approved a proposal to adopt a deferred compensation plan for directors and to reserve 25,000 shares of Common Stock for issuance thereunder as follows: 11,352,907 shares were voted in favor of the proposal, 179,300 shares were voted against, 40,530 shares abstained, and no broker "non-votes" were recorded on the proposal.



                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.0001 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of April 3, 1999, and Supplementary Data are included in the Registrant's Fiscal 1999 Annual
Report to Shareholders and are incorporated herein by reference.

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



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d) Financial Statements and Schedules

      (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

      (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

      (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

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

      Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)   Reports on Form 8-K

      On February 8, 1999, the Company filed a Current Report on Form 8-K, with respect to the approval by the Company's shareholders, of: (i) an amendment to the Company's Certificate of Incorporation changing the Company's name, and (ii) a one-for-five reverse stock split of the Company's common stock.

(c)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  June 9, 1999              THE RANDERS KILLAM GROUP INC.
                                 By: /s/ Emil C. Herkert
                                     Emil C. Herkert
                                     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 9, 1999.

Signature                        Title


By:  /s/ Emil C. Herkert         President, Chief Executive Officer, and Director
     Emil C. Herkert


By:  /s/ Theo Melas-Kyriazi      Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher        Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ John P. Appleton        Chairman of the Board and Director
     John P. Appleton


By:  /s/ Thomas R. Eurich        Director
     Thomas R. Eurich


By:  /s/ Brian D. Holt           Director
     Brian D. Holt


By:  /s/ Susan F. Tierney        Director
     Susan F. Tierney


By:  /s/ Polyvios C. Vintiadis   Director
     Polyvios C. Vintiadis






                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of The Randers Killam Group Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Randers Killam Group
Inc.'s Annual Report to Shareholders incorporated by reference in this Form
10-K, and have issued our report thereon dated May 11, 1999 (except with respect to the matters discussed in Note 13 as to which the date is June 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP


Boston, Massachusetts
May 11, 1999


SCHEDULE II

                                      THE RANDERS KILLAM GROUP INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)



                                    Balance at
                                     Beginning   Provision                Accounts                 Balance
                                            of  Charged to    Accounts     Written                  at End
Description                               Year     Expense   Recovered         Off   Other (a)     of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended April 3, 1999                $  760      $1,059      $    4      $ (532)     $    -      $1,291

Year Ended April 4, 1998                $  706      $  293      $    4      $ (352)     $  109      $  760

Year Ended March 29, 1997               $  576      $  149      $   30      $  (84)     $   35      $  706

(a) Includes allowances of businesses transferred from parent company as described in Note 2 to Consolidated Financial Statements in the Registrant's
    Fiscal 1999 Annual Report to Shareholders.



                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

  2.4      Stock Purchase and Sale Agreement dated May 12, 1997, by and between
           Thermo TerraTech Inc. and Thomas R. Eurich, Michael J. Krivitzky,
           Thomas J. McEnhill, and Bruce M. Bourdon (filed as Exhibit (iv) to
           Amendment No. 3 to Schedule 13D filed by Thermo Electron Corporation,
           Thermo Power Corporation, and Thermo TerraTech Inc. on May 13, 1997, and incorporated herein by reference).

  2.5      Amendment No. 1 dated September 19, 1997, to Stock Purchase and Sale
           Agreement dated May 12, 1997, by and between Thermo TerraTech
           Inc. and Thomas R. Eurich, Michael J. Krivitzky, Thomas J.
           McEnhill, and Bruce M. Bourdon (filed as Exhibit 2.5 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           April 4, 1998, and incorporated herein by reference).

  2.6      Letter of Intent dated May 12, 1997, by and between Thermo TerraTech
           Inc. and the Registrant (filed as Exhibit (v) to Amendment No. 3 to
           Schedule 13D filed by Thermo Electron Corporation, Thermo Power
           Corporation, and Thermo TerraTech Inc. on May 13, 1997, and incorporated herein by reference).

  2.7 Stock Purchase Agreement entered on September 19, 1997, by and between Thermo TerraTech Inc. and the Registrant (filed as Exhibit
           (vii) to Amendment No. 4 to Schedule 13D filed by Thermo Electron
           Corporation and Thermo TerraTech Inc. on October 3, 1997, and incorporated herein by reference).

  2.8      Amendment No. 1 dated as of April 4, 1998, to Stock Purchase
           Agreement entered on September 19, 1997, by and between Thermo
           TerraTech Inc. and the Registrant (filed as Exhibit 2.8 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           April 4, 1998, and incorporated herein by reference).

  2.9      Agreement by and among Thermo TerraTech Inc., the Registrant, Thomas
           R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, Bruce M.
           Bourdon, and David A. Wiegerink (filed as Exhibit 10 to the
           Registrant's Current Report on Form 8-K dated September 19, 1997, and filed with the Commission on October 3, 1997, and incorporated herein by reference).

  3.1      Certificate of Amendment to Certificate of Incorporation, dated
           November 2, 1987 (filed as Exhibit 3(b) to the Registrant's
           Registration Statement on Form 10 and incorporated herein by reference).

  3.2      Certificate of Amendment to the Company's Certificate of
           Incorporation (filed as Exhibit 3 to Amendment No. 1 to the Company's
           Registration Statement on Form 8-A and incorporated herein by reference).


Exhibit
Number     Description of Exhibit

  3.3      Amended and Restated By-Laws (filed as Exhibit 3(a) to the
           Registrant's Registration Statement on Form 10 and incorporated herein by reference).

  3.4      Amendment to Amended and Restated By-Laws, effective October 28, 1997
           (filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, and incorporated herein by reference).

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

 10.7      Corporate Services Agreement dated November 19, 1997, between Thermo
           Electron Corporation and the Registrant (filed as Exhibit 10.2 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended
           January 3, 1998, and incorporated herein by reference).

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

 10.10     Master Guarantee Reimbursement and Loan Agreement dated as of
           February 26, 1998, between the Registrant and Thermo TerraTech Inc.
           (filed as Exhibit 10.10 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended April 4, 1998, and incorporated herein by reference).


Exhibit
Number     Description of Exhibit

 10.11     Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

 10.12 Deferred Compensation Plan for Directors (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

 10.13     Form of Indemnification Agreement for Directors and Officers Form of
           Indemnification Agreement with Directors and Officers (filed as
           Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998, and incorporated herein by reference).

 10.14     Stock Holding Assistance Plan and Form of Loan thereunder (filed as
           Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, and incorporated herein by reference).

 10.15     Deferred Compensation Agreement dated September 16, 1986, between
           Elson T. Killam Associates Inc. and Emil C. Herkert (filed as Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998, and incorporated herein by reference).

 10.16     Addendum dated 1990, to Deferred Compensation Agreement dated
           September 16, 1986, between Elson T. Killam Associates Inc. and
           Emil C. Herkert (filed as Exhibit 10.2 to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended July 4, 1998, and incorporated herein by reference).

 10.17     Amendment No. 1, dated April 27, 1990, a Deferred Compensation
           Agreement dated September 16, 1986, between Elson T. Killam
           Associates Inc. and Emil C. Herkert (filed as Exhibit 10.3 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended July
           4, 1998, and incorporated herein by reference).

 10.18 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron
           Corporation.

 13 Annual Report to Shareholders for the year ended April 3, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 27        Financial Data Schedule.
