Form 10-K/A
period 1999-04-30
RANDERS KILLAM GROUP INC
filed 1999-08-02
CIK 830104

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


    X          Annual Report  Pursuant to Section 13 or 15(d) of the  Securities
  ------       Exchange Act of 1934

  ------ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-18095

                          THE RANDERS KILLAM GROUP INC.
            (Exact name of Registrant as specified in its character)

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
---------------------                                 ----------------------
Common Stock, $.0001 par value                        American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1999, was approximately $2,411,412.

As of April 30, 1999, the Registrant had 25,429,344 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 3, 1999, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1999 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below are the names of the directors, their ages, their offices in The Randers Killam Group Inc. ("Randers" or the "Company"), if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Company's Common Stock and of the common stock of its parent company, Thermo TerraTech Inc. ("Thermo TerraTech"), a provider of industrial outsourcing services and manufacturing support encompassing a broad range of specialization including environmental-liability management, engineering and design, laboratory testing and metal treating, and Thermo TerraTech's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies, is reported in Item 12 - Security Ownership of Certain Beneficial Owners and Management.


--------------------------------------------------------------------------------
John P. Appleton    Dr.  Appleton,  64, has been the chairman of the board and a director of the Company since November  1997.  Dr.  Appleton has been  president  and chief  executive  officer of Thermo
                    TerraTech  since  September  1993,  and has served as a vice
                    president   of  Thermo   Electron   since  1975  in  various
                    managerial capacities. He was the chief executive officer of ThermoRetec Corporation ("ThermoRetec"), a majority-owned subsidiary of Thermo TerraTech, from September 1993 to May
                    1997. Dr. Appleton also serves as a director of ThermoRetec and Thermo TerraTech.

--------------------------------------------------------------------------------
Thomas R. Eurich    Mr. Eurich, 53, has been a director of the Company since its inception in 1976. He has also been a vice president of the Company since November 1997. Prior to the acquisition of a majority interest in the Company by Thermo TerraTech, Mr.
                    Eurich served as its president and chief executive officer from its inception in 1976 until November 1997 and May 1997, respectively.


--------------------------------------------------------------------------------
Emil C. Herkert     Mr.  Herkert,  61, has been a director of the Company  since
                    November 1997. He has also served as president and chief executive officer of the Company since November 1997 and May
                    1997, respectively. In addition, he has served as a vice president of Thermo TerraTech since May 1996, as president of the Randers group of companies from its acquisition by Thermo TerraTech in February 1995 until its merger into the Company in May 1997, and as president of Killam Associates, a wholly owned subsidiary of Thermo TerraTech from 1997 through May 1998.

--------------------------------------------------------------------------------
Brian D. Holt       Mr.  Holt,  50, has been a  director  of the  Company  since
                    November  1998.  Mr. Holt has been the  president  and chief
                    executive   officer   of  Thermo   Ecotek   Corporation,   a
                    majority-owned   subsidiary  of  Thermo   Electron  that  is
                    involved  in  clean-power   resources,   clean  fuels,   and
                    naturally   derived  products  for  protecting  crops  since
                    February  1994.  He has been the  chief  operating  officer, environmental and energy, of Thermo Electron since September
                    1998.  From  March  1996 to  September  1998,  he was a vice president of Thermo Electron. For more than five years prior
                    to  his   appointment   as  an  officer  of  Thermo   Ecotek
                    Corporation, he was president and chief executive officer of
                    Pacific Generation Company, a financier,  builder, owner and operator of independent power facilities. Mr. Holt is also a director of KFx,  Inc.,  Thermo Ecotek  Corporation,  Thermo
                    Power   Corporation,   Thermo   TerraTech  and  ThermoRetec.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Susan F. Tierney    Dr.  Tierney,  48, has been a director of the Company  since
                    November  1997.  Dr. Tierney is a partner with the Economics
                    Resource Group, an  economics/policy  consulting  firm. From
                    March 1993 to May 1993, Dr. Tierney was a consultant for the
                    U.S.  Department of Energy,  and from May 1993 to July 1995, she served as  Assistant  Secretary  for Policy for the U.S.
                    Department of Energy. Prior to that appointment, Dr. Tierney
                    served  as  Secretary  of  Environmental   Affairs  for  the
                    Commonwealth  of  Massachusetts  from  January 1991 to March
                    1993  and  as  Commissioner  of  the  Department  of  Public
                    Utilities for the Commonwealth of Massachusetts from 1988 to
                    January  1991.  Dr.  Tierney  is also a  director  of Thermo
                    Ecotek                                          Corporation.
--------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

      The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Company, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The sole member of the audit committee is Dr. Tierney. The audit committee reviews the scope of the audit with the Company's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The sole member of the human resources committee is Dr. Tierney. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Company's stock option and other stock-based compensation plans. The Company does not have a nominating committee of the board of directors. The board of directors met four times, the audit committee met twice and the human resources committee met three times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 1999.

      The board of directors has also established a special committee (the "Special Committee") consisting solely of one outside director for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the Company would be taken private, considering such alternatives as the Special Committee deems appropriate and making a recommendation to the full board of directors on whether or not to approve any such proposed transaction. See Item 13 - Certain Relationships and Related Transactions. The sole member of the Special Committee is Dr. Tierney.

Compensation of Directors

      Cash Compensation

     Outside directors receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Appleton, Mr. Eurich, Mr. Herkert and Mr. Holt are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      In addition, members of the Special Committee receive a one-time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

      Deferred Compensation Plan for Directors

      Under the Company's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Company that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo TerraTech or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo TerraTech or Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Company's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of April 3, 1999, deferred units equal to approximately 7,862 shares of Common Stock were accumulated under the Deferred Compensation Plan.

      Stock-based Compensation

      Directors of the Company are also eligible for the grant of stock options under the Company's equity incentive plan. The equity incentive plan is administered by the human resources committee of the board of directors, which determines the form and terms of stock-based awards to be granted. To date, only nonqualified stock options have been granted under this plan. These options may be exercised at any time prior to the expiration of the option on the seventh anniversary of the grant date. Shares acquired upon exercise of the options are subject to restrictions on transfer and right of the Company to repurchase such shares at the exercise price if the director ceases to serve as a director of the Company or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed 20% per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Company or any other Thermo Electron company since the grant date. No options to purchase shares of the Common Stock were granted to the outside directors of the Company under this plan in fiscal 1999.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership within a three year period. The chief executive officer of the Company is required to comply with a separate stock holding policy established by the Committee, which is described in Item 11
- Executive Compensation - Stock Ownership Policies.

      In addition, the Committee has adopted a policy requiring directors to hold shares of the Company's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers, and is described in Item 11 - Executive Compensation - Stock Ownership Policies.

Executive Officers

      Reference is made to Item 1(e) of this Report for information regarding the Executive Officers of the Registrant.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     NOTE: All share data for the Company's Common Stock has been adjusted to reflect a one-for-five reverse stock split effected in February 1999.

      The following table summarizes compensation for services to the Company in all capacities awarded to, earned by or paid to the Company's chief executive officer and its two other most highly compensated executive officers (i) for the fiscal year from April 5, 1998 through April 3, 1999 ("fiscal 1999") (ii) for the fiscal year from March 30, 1997 through April 4, 1998 ("fiscal 1998"), (iii) for the three-month period from January 1, 1997 through March 29, 1997 ("fiscal 1997"), reflecting a change in the Company's fiscal year-end to the 52- or 53-week period ending on the Saturday nearest March 30, and (iv) for the fiscal year from January 1, 1996 to December 31, 1996 ("fiscal "1996"). The listed executive officers are collectively referred to herein as the "named executive officers." No other executive officer of the Company met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

      The Company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Company, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Company's affairs is provided to the Company under the Corporate Services Agreement between the Company and Thermo Electron. See Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------

                                   Annual Compensation (1)                Long Term Compensation
                                   ----------------------                 ----------------------
Name and                                                              Restricted     Securities
Principal            Fiscal                             Other Annual      Stock       Underlying             All Other
Position              Year          Salary     Bonus     Compensation    Award (2)     Options (3)         Compensation (4)
----------          -------         ------     -----     ------------   ----------     ----------          ----------------
Emil C. Herkert(5)   1999          $214,000   $65,000      $37,391 (6)    $109,125     10,000 (RGI)             $26,202 (8)
President & Chief                                                                      6,100 (TMO)
Executive Officer                                                                      8,000 (TTT)
                     1998          $207,000        $0 (7)  $48,188 (6)      --        240,000 (RGI)             #18,325 (8)
                                                                                         300 (TMO)
                                                                                       2,000 (MKA)
                                                                                       2,000 (ONX)
                                                                                       2,000 (TDX)
                                                                                       1,000 (TISI)
                                                                                       2,000 (TRIL)
                                                                                       1,500 (VIZ)
                                                                                       2,000 (TRCC)
--------------------------------------------------------------------------------------------------------------------------
Thomas R. Eurich (9)  1999         $145,000   $10,000            --        --          4,000 (RGI)                  $500
Vice President        1998         $145,000        $0 (7)        --        --         54,000 (RGI)                  $500
                      1997          $33,000 (1)    --  (1)       --        --             --                         --
                      1996         $132,000        --            --        --             --                         --
-------------------------------------------------------------------------------------------------------------------------
Nicholas M. DeNichilo 1999         $144,851   $22,500            --        --          8,800 (RGI)               $11,514 (8)
Vice President (10)                                                                    5,000 (TTT)
                      1998         $142,000   $45,000            --        --         60,000 (RGI)               $11,152 (8)
-------------------------------------------------------------------------------------------------------------------------

(1) The Company changed its fiscal year-end to March from December in 1997, and as a consequence, the salary data for fiscal 1997 reflects salary paid during the three-month period from January 1, 1997 to March 29, 1997. Salary data for the subsequent fiscal year reflects salary paid during the Company's full fiscal year.

(2) In fiscal 1999, Mr. Herkert was awarded 19,400 shares of restricted stock of Thermo TerraTech with a value of $109,125 on the grant date. The restricted stock awards vest in their entirety on January 2, 2002. Dividends are payable on restricted stock. At the end of fiscal 1999, Mr. Herkert held 19,400 shares of restricted stock of Thermo TerraTech with an aggregate value of $97,000.

(3) Options to purchase Common Stock granted by the Company are designated in the table as "RGI". In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Thermedics Detection Inc. (designated in the table as TDX), Thermo Information Solutions Inc. (designated in the Table as TISI), Thermo TerraTech (designated in the Table as TTT), Thermo Trilogy Corporation (designated in the table as
      TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).

(4) Represents the amount of matching contributions made by the individual's employer on behalf of named executive officers participating in the Elson
      T. Killam Savings and Investment Plan, in the case of Messrs. Herkert and DeNichilo, and in The Randers Killam Group Inc. 401(k) Profit Sharing Plan, in the case of Mr. Eurich.

(5) The Company became a majority-owned subsidiary of Thermo TerraTech on May 12, 1997. Mr. Herkert was appointed chief executive officer of the Company on May 12, 1997 and was appointed to the additional position of president of the Company on November 19, 1997. The annual cash compensation (salary and bonus) reported in the table for Mr. Herkert represents the amount paid by the Company and Thermo TerraTech for his services to such entities during fiscal 1998 and 1999.

(6) This amount includes payments of $20,000 plus an additional gross-up amount of $17,186 to compensate for the federal and state income tax liability attributable to such payments made to Mr. Herkert in fiscal 1999 and 1998 pursuant to the terms of a certain Deferred Compensation Agreement with Elson T. Killam Associates.

(7) Mr. Herkert and Mr. Eurich elected to forego their bonuses for fiscal 1998 in light of the Company's operating and stock price performance in fiscal 1998.

(8) For Messrs. Herkert and DeNichilo, these figures also include $16,178 and $6,493, respectively for fiscal 1998 and $24,000 and $6,400, respectively for fiscal 1999, of contributions to the Elson T. Killam Savings and Investment Plan in lieu of contributions to the Killam Associates Defined Benefit Retirement Plan, benefits under which were frozen as of March 31, 1995.

(9) Mr. Eurich was appointed vice president of the Company on November 19, 1997. Prior to that time, Mr. Eurich served as chief executive officer of the Company until May 12, 1997, and as president of the Company until November 19, 1997.

(10) Mr. DeNichilo was appointed vice president of the Company on November 19, 1997. The annual compensation (salary and bonus) reported in the table for Mr. DeNichilo represents the amount paid by the Company and Thermo TerraTech for his services to such entities during fiscal 1998 and 1999.

Stock Options Granted During Fiscal 1999

       The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the named executive officers. It has not been the Company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                          Option Grants in Fiscal 1999
-------------------------------------------------------------------------------
                                                                 Potential
                                  Percent of                     Realizable
                     Number of      Total                       Value at Assumed
                    Securities     Options                      Annual Rates of
                    Underlying    Granted to  Exercise          Stock Price
      Name            Options     Employees    Price             Appreciation
                   Granted and    in Fiscal    Per     Expiration  for   Option
                    Company (1)     Year       Share      Date      Term (2)
                    -----------   -------     -------   -------  ---------------
                                                                 5%      10%
Emil C. Herkert    10,000 (RGI)    2.85%       $2.50 2/24/04   $6,900  $15,300
                      300 (TMO)    0.01% (3)  $34.50  6/2/03   $2,859   $6,318
                    5,800 (TMO)    0.14% (3)  $16.20 9/23/03  $25,984  $57,362
                    8,000 (TTT)    0.67% (3)   $5.03 2/24/04  $11,120  $24,560
-------------------------------------------------------------------------------
Thomas R. Eurich    4,000 (RGI)    1.14% (3)   $2.50 2/24/04   $2,760   $6,120
-------------------------------------------------------------------------------
Nicholas M.         8,800 (RGI)    2.51%       $2.50 2/24/04   $6,072  $13,464
DeNichilo
                    5,000 (TTT)    0.42% (3)   $5.03 2/24/04   $6,950  $15,350
-------------------------------------------------------------------------------


(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to ten years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table.

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

(3) These options were granted under stock option plans maintained by Thermo Electron or its subsidiaries other than the Company as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

       The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                 Aggregated Option Exercises In Fiscal 1999 And
                       Fiscal 1999 Year-End Option Values
-------------------------------------------------------------------------------
                                                   Number of
                                                  Unexercised
                              Shares               Options at       Value of
                            Acquired                 Fiscal        Unexercised
                                on       Value      Year-End      In-the-Money
      Name       Company(1) Exercise  Realized   (Exercisable/     Options at
                                        (2)   Unexercisable) (1) Fiscal Year-End
                                                                 (Exercisable/
                                                                  Unexercisable)
Emil C. Herkert (3)  RGI       --         --      250,000  /0      3,310  /--
                     TMO       --         --       43,900  /0         $0  /--
                     MKA       --         --        2,000  /0         $0  /--
                     ONX       --         --        2,000  /0         $0  /--
                     TDX       --         --        2,000  /0         $0  /--
                    TISI       --         --            0/1,000       -- /$0 (4)
                     TTT       --         --        8,000  /0         $0  /--
                    TRIL       --         --            0 /2,000      -- /$0 (4)
                    VIZ       --         --        1,500  /0           $0  /--
                    TRCC       --         --            0/2,000       -- /$0 (4)
--------------------------------------------------------------------------------
Thomas R. Eurich     RGI       --         --       58,000  /0       $1,324  /--
--------------------------------------------------------------------------------
Nicholas M.          RGI       --         --       68,800  /0       $2,913  /--
DeNichilo
                     TMO     1,500     $28,295      9,750  /0           $0  /--
                     TTT       --         --       38,000  /0           $0  /--
--------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of Thermo Information Solutions Inc., Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Company or any other Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. Please see footnote
      (2) under Summary Compensation Table above for the company abbreviations used in this table.

(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) Mr. Herkert has served as a vice president of Thermo TerraTech since 1996 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Company from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Company.
(4) No public market existed for the shares underlying these options as of April 3, 1999. Accordingly, no value in excess of exercise price has been attributed to these options.

Defined Benefit Retirement Plan

      The Company's Killam Associates subsidiary maintains a Defined Benefit Retirement Plan (the "Plan") for eligible U.S. employees. Accrued benefits under the Plan were frozen as of March 31, 1995. Mr. Herkert and Mr. DeNichilo are both participants in the Plan. The following table sets forth the estimated annual benefits payable under the Plan upon retirement in specified compensation and years-of-service classifications. The estimated benefits reflect the statutory limits on compensation that can be recognized for Plan purposes. The limit at March 31, 1995 was $150,000 per year.

   Annual                  Years of Service
Compensation
                15       20       25        30       35
                --       --       --        --       --
  $100,000   $20,064  $26,752   $33,440  $40,128  $46,817
  125,000     25,427   33,902    42,378   50,853   59,329
  150,000     20,789   41,052    51,315   61,578   71,842

      Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65, although benefits are not reduced if the employee retires after reaching 62). Before the benefit was frozen, it provided 1.05% of an employee's Average Final Compensation (as defined below) in excess of the average of the Social Security wage bases, multiplied by his years of service (up to a maximum of 35 years). Benefits are reduced for retirement before age
62. Average Final Compensation is the average total compensation for the 5 consecutive years out of the last 15 years prior to 1995 which produce the highest average. The frozen annual accrued benefit for Mr. Herkert is $93,332 (based on the compensation limit of $235,840 that was in effect in 1993) and for Mr. DeNichilo is $32,638. The Plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death protection.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

      In 1998, Thermo Electron authorized an executive retention agreement with Mr. Herkert. This agreement provides that in the event Mr. Herkert's employment is terminated under the circumstances described above, he would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, he would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that he holds in Thermo Electron and its subsidiaries, including the Company, as of the date of the change in control. Finally, Mr. Herkert would be entitled to a cash payment equal to $15,000, to be used toward outplacement services.

      Assuming that the severance benefits would have been payable as of April 5, 1999, the lump sum salary and bonus payment under such agreement to Mr. Herkert would have been approximately $343,000. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Mr. Herkert would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The human resources committee of the board of directors (the "Committee") established a stock holding policy for executive officers of the Company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo TerraTech, the Company's parent company, and of Thermo Electron, Thermo TerraTech's parent company, as of May 31, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - Executive Compensation, (the "named executive officers") and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of May 31, 1999, with respect to each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors or executive officers of the Company are also directors or executive officers of Thermo Electron or Thermo TerraTech, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo TerraTech or Thermo Electron.

                      The Randers Killam      Thermo             Thermo Electron
 Name (1)               Group Inc. (2)    TerraTech Inc. (3)     Corporation (4)
 --------             -----------------   -----------------      --------------

Thermo Electron             24,361,210            N/A              N/A
Corporation (5)
John P. Appleton               120,000        305,939            154,363
Nicholas M. DeNichilo           68,800         38,000             10,175
Thomas R. Eurich               207,501              0                  0
Emil C. Herkert                252,000         89,900             46,400
Brian D. Holt                    4,000        250,000            286,943
Susan F. Tierney                51,653          1,000                  0
All directors and current
executive officers as a        715,954        749,654          1,010,829
group (8 persons)

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Eurich, Mr. Herkert, Mr. Holt, Dr. Tierney and all directors and current executive officers as a group include 120,000, 68,800, 58,000, 250,000, 4,000, 48,300, and 561,100 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Tierney and all directors and current executive officers as a group each include 3,353 shares that had been allocated through April 3, 1999, to Dr. Tierney's account maintained under the Deferred Compensation Plan. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of May 31, 1999; all directors and current executive officers as a group beneficially owned 2.8% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo TerraTech beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Herkert, Mr. Holt, Dr. Tierney and all directors and current executive officers as a group include 275,000, 38,000, 8,000, 250,000, 1,000 and 630,000 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Appleton and all directors and current executive officers as a group include 305 and 907 shares, respectively, allocated through May 31, 1999, to accounts maintained pursuant to the ESOP, as defined below. Except for Dr. Appleton, who beneficially owned 1.58% and Mr. Holt who beneficially owned 1.3% of the common stock outstanding as of May 31, 1999, no director or named executive officer beneficially owned more than 1% of the common stock of Thermo TerraTech outstanding as of such date; all directors and current executive officers as a group beneficially owned 3.89% of the common stock of Thermo TerraTech as of May 31, 1999.

(4) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. DeNichilo, Mr. Herkert, Mr. Holt and all directors and current executive officers as a group include 116,902, 9,750, 43,900, 283,950, and 898,300 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Appleton and all directors and current executive officers as a group include 1,615 and 4,112 shares, respectively, allocated through May 31, 1999, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan ("ESOP"), of which the trustees, who have investment power over its assets, are officers of Thermo Electron. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of May 31, 1999; all directors and current executive officers as a group did not beneficially own more than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) As of May 31, 1999, Thermo Electron beneficially owned approximately 95.8% of the outstanding Common Stock, primarily through its majority-owned subsidiary Thermo TerraTech. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of May 31, 1999, Thermo Electron had the power to elect all of the members of the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron and Thermo TerraTech, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances. Thermo Electron filed one Form 4 late reporting a total of two transactions associated with the grant of options to purchase Common Stock granted to employees under its stock option program. Also, Thermo Electron filed a Form 5 containing a total of nine transactions which should have previously been reported on a Form 4, consisting of nine transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. The Company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Company, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo
Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the Company and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Company. The Company was assessed an annual fee equal to 0.8% of the Company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Company $646,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Company. In fiscal 1999, the Company was billed an additional $61,000 by Thermo Electron for certain administrative services required by the Company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services
Agreement, the Company will be required to pay a termination fee equal to the fee that was paid by the Company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Company or as required in order to meet the Company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Company a fee equal to the market rate for comparable services if such services are provided to the Company following termination.

      The Company and Thermo TerraTech are parties to a Tax Allocation Agreement under which both the Company and Thermo TerraTech are included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Company will be included in such tax returns so long as Thermo TerraTech and Thermo Electron together own at least 80% of the Company's outstanding Common Stock. The agreement provides that in years in which the Company has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Company would have paid if it had filed its own separate company tax returns. If Thermo TerraTech's and Thermo Electron's combined equity ownership of the Company were to drop below 80%, the Company would file its own tax returns. In fiscal 1999, the Company paid Thermo Electron $700,000 under the Tax Allocation Agreement.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company, and its sister subsidiary, ThermoRetec Corporation, as well as their parent company, Thermo TerraTech Inc., would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of all three companies would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo TerraTech and ThermoRetec; the negotiation and execution of definitive merger agreements; the receipt of fairness opinions from investment banking firms that the transactions are fair to the Company's and subsidiaries' shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

      From time to time the Company may transact business with other companies in the Thermo Group.

      The Company purchases products and services in the ordinary course of business from other companies affiliated with Thermo TerraTech. In fiscal 1999, the Company purchased a total of $425,000 of products and services from other companies affiliated with Thermo TerraTech.

      At  April  3,  1999,  the  Company  owed  Thermo  Electron  and its  other subsidiaries an aggregate of $94,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Company by Thermo Electron and its other subsidiaries for products, services and other miscellaneous items. The largest amount of such net indebtedness owed by the Company to Thermo Electron and its other subsidiaries since April 4, 1998 was $1,190,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

      As of April 3, 1999, approximately $15,015,000 of the Company's cash equivalents was invested in a repurchase agreement with Thermo Electron. Under this agreement, the Company in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Company's funds subject to the repurchase agreement are readily convertible into cash by the Company. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. This agreement was terminated effective June 1, 1999 in connection with the adoption of a new domestic cash management agreement.

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.

 Stock Holding Assistance Plan

      The human resources committee of the board of directors (the "Committee"), established a stock holding policy that requires the chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company may make interest-free loans to the chief executive officer, to enable him to purchase the Common Stock in the open market. The stock holding policy and the stock holding assistance plan were both subsequently amended to apply only to the chief executive officer. The loans are repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. No such loans are currently outstanding under the plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                             THE RANDERS KILLAM GROUP INC.


                                             By:  / s /  Sandra L. Lambert
                                                  ---------------------------
                                                  Sandra L. Lambert
                                                  Secretary