Form 10-Q
period 1999-07-03
RANDERS KILLAM GROUP INC
filed 1999-08-06
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 0-18095

                          THE RANDERS KILLAM GROUP INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             38-2788025
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

27 Bleeker Street
Milburn, New Jersey                                                       07041
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                              Outstanding at July 30, 1999
 Common Stock, $.0001 par value                            25,429,344



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          THE RANDERS KILLAM GROUP INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                         July 3,   April 3,
(In thousands)                                                                              1999       1999
------------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $15,015 under repurchase agreement                  $ 1,293    $15,921
   with related party in fiscal 1999)
 Advance to affiliate (Note 6)                                                            15,510          -
 Accounts receivable, less allowances of $1,076 and $1,291                                15,005     12,677
 Unbilled contract costs and fees                                                          8,937      9,942
 Prepaid and refundable income taxes                                                       1,735      1,735
 Prepaid expenses                                                                            602        433
                                                                                         -------    -------

                                                                                          43,082     40,708
                                                                                         -------    -------

Property, Plant, and Equipment, at Cost                                                   16,490     16,738
 Less:  Accumulated depreciation and amortization                                          5,543      5,373
                                                                                         -------     ------

                                                                                          10,947     11,365
                                                                                         -------    -------

Other Assets                                                                               1,750      1,966
                                                                                         -------     ------

Cost in Excess of Net Assets of Acquired Companies (Note 4)                               31,643     44,106
                                                                                         -------     ------

                                                                                         $87,422    $98,145
                                                                                         =======    =======


                          THE RANDERS KILLAM GROUP INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                         July 3,   April 3,
(In thousands except share amounts)                                                         1999       1999
------------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations                                             $ 1,129     $1,145
 Accounts payable                                                                          5,281      4,784
 Accrued payroll and employee benefits                                                     3,381      3,228
 Accrued income taxes                                                                      1,702      2,364
 Accrued restructuring costs (Note 4)                                                      2,669          -
 Other accrued expenses                                                                      474        669
 Due to parent company and affiliated companies                                              361         94
                                                                                         -------    -------

                                                                                          14,997     12,284
                                                                                         -------    -------

Deferred Income Taxes                                                                        997        997
                                                                                         -------     ------

Other Deferred Items                                                                       1,076      1,076
                                                                                         -------     ------

Long-term Obligations                                                                        743        774
                                                                                         -------     ------

Shareholders' Investment:
 Common stock, $.0001 par value, 30,000,000 shares authorized; 25,429,344                      3          3
   shares issued and outstanding
 Capital in excess of par value                                                           79,379     79,379
 Retained earnings (Accumulated deficit)                                                  (9,773)     3,632
                                                                                         -------     ------

                                                                                          69,609     83,014
                                                                                         -------    -------

                                                                                         $87,422    $98,145
                                                                                         =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.


                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                               $ 18,603    $20,083
                                                                                       --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        13,904     15,054
 Selling, general, and administrative expenses                                            3,129      3,589
 Restructuring costs (Note 4)                                                            15,668          -
                                                                                       --------    -------

                                                                                         32,701     18,643
                                                                                       --------    -------

Operating Income (Loss)                                                                 (14,098)     1,440

Interest Income                                                                             199        125
Interest Expense                                                                            (33)       (43)
                                                                                       --------    -------

Income (Loss) Before Income Taxes                                                       (13,932)     1,522
Income Tax Benefit (Provision)                                                              527       (734)
                                                                                       --------    -------

Net Income (Loss)                                                                      $(13,405)   $   788
                                                                                       ========    =======

Basic and Diluted Earnings (Loss) per Share (Note 2)                                   $   (.53)   $   .03
                                                                                       ========    =======

Weighted Average Shares (Note 2):
 Basic                                                                                   25,429     25,429
                                                                                       ========    =======

 Diluted                                                                                 25,429     25,481
                                                                                       ========    =======



















The accompanying notes are an integral part of these consolidated financial statements.



                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Operating Activities:
 Net income (loss)                                                                     $(13,405)   $   788
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                          492        682
     Provision for losses on accounts receivable                                              -        257
     Noncash restructuring costs (Note 4)                                                12,999          -
     Other noncash items                                                                    (96)         5
     Changes in current accounts:
       Accounts receivable                                                               (1,999)       417
       Unbilled contract costs and fees                                                   1,005     (1,112)
       Other current assets                                                                (169)      (203)
       Accounts payable                                                                     497      1,176
       Other current liabilities                                                          2,234       (196)
                                                                                       --------    -------

        Net cash provided by operating activities                                         1,558      1,814
                                                                                       --------    -------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                    (15,510)         -
 Purchases of property, plant, and equipment                                               (567)      (272)
 Proceeds from sale of property, plant, and equipment                                         -         12
 Other                                                                                      (46)         -
                                                                                       --------    -------

        Net cash used in investing activities                                           (16,123)      (260)
                                                                                       --------    -------

Financing Activities:
 Repayment of note payable and long-term obligations                                        (63)       (47)
                                                                                       --------    -------

        Net cash used in financing activities                                               (63)       (47)
                                                                                       --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        (14,628)     1,507
Cash and Cash Equivalents at Beginning of Period                                         15,921      9,763
                                                                                       --------    -------

Cash and Cash Equivalents at End of Period                                             $  1,293    $11,270
                                                                                       ========    =======










The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by The Randers Killam Group Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, and the results of operations and cash flows for the three-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of April 3, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange Commission.

2.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Basic
Net Income (Loss)                                                                      $(13,405)   $   788
                                                                                       --------    -------

Weighted Average Shares                                                                  25,429     25,429
                                                                                       --------    -------

Basic Earnings (Loss) per Share                                                        $   (.53)   $   .03
                                                                                       ========    =======

Diluted
Net Income (Loss)                                                                      $(13,405)   $   788
                                                                                       --------    -------

Weighted Average Shares                                                                  25,429     25,429
Effect of Stock Options                                                                       -         52
                                                                                       --------    -------

Weighted Average Shares, as Adjusted                                                     25,429     25,481
                                                                                       --------    -------

Diluted Earnings (Loss) per Share                                                      $   (.53)   $   .03
                                                                                       ========    =======

      The computation of diluted earnings (loss) per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 1,348,000 of such options outstanding, with exercise prices ranging from $1.90 to $7.65 per share.



3.    Business Segment Information

                                                                                       Three Months Ended
                                                                                        July 3,     July 4,
(In thousands)                                                                             1999        1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues:
 Water and Wastewater Treatment                                                        $ 10,656    $ 11,027
 Process Engineering and Construction                                                     2,788       4,789
 Highway and Bridge Engineering                                                           3,198       2,916
 Infrastructure Engineering                                                               2,001       1,516
 Intersegment sales elimination                                                             (40)       (165)
                                                                                       --------    --------

                                                                                       $ 18,603    $ 20,083
                                                                                       ========    ========

Income (Loss) Before Income Taxes:
 Water and Wastewater Treatment (a)                                                    $  1,238    $  1,440
 Process Engineering and Construction (b)                                                (5,927)        364
 Highway and Bridge Engineering (c)                                                      (9,334)       (148)
 Infrastructure Engineering                                                                 190         156
 Corporate (d)                                                                             (265)       (372)
                                                                                       --------    --------

 Total operating income (loss)                                                          (14,098)      1,440
 Interest and other income, net                                                             166          82
                                                                                       --------    --------

                                                                                       $(13,932)   $  1,522
                                                                                       ========    ========

(a)  Includes restructuring costs of $380,000 in fiscal 2000.
(b)  Includes restructuring costs of $5,720,000 in fiscal 2000.
(c)  Includes restructuring costs of $9,568,000 in fiscal 2000.
(d)  Primarily general and administrative expenses.

      During the first quarter of fiscal 2000, the Company recorded restructuring costs in connection with the planned sale of three businesses
(Note 4). As a result, total assets decreased by $200,000 at the Water and Wastewater Treatment segment, $4,778,000 at the Process Engineering and
Construction segment, and $8,021,000 at the Highway and Bridge Engineering segment.

4.    Restructuring Costs

      During the first quarter of fiscal 2000, the Company recorded restructuring costs of $15,668,000 in connection with the planned sale of three businesses. These businesses consist of the Randers division, which constitutes the Company's Process Engineering and Construction segment; BAC Killam Inc., which represents the Company's Highway and Bridge Engineering segment; and E3-Killam Inc., which represents a small component of the Water and Wastewater
Treatment segment. These costs primarily include a write-off of $12,239,000 of cost in excess of net assets of acquired companies and a write-down of $760,000 of property and equipment to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale, $2,562,000 of ongoing lease costs for facilities that will be exited in connection with the sale of these businesses, and $107,000 of severance costs for 9 employees across all functions, all of whom were terminated by the end of the first quarter of fiscal 2000. As of July 3, 1999, the remaining obligation for the restructuring actions totaled $2,669,000, which represents ongoing lease costs and severance.
The Company expects to incur additional restructuring costs of approximately
$925,000, primarily for employee retention bonuses during the remainder of fiscal 2000. The bonuses are payable upon the sale of the businesses described above. Unaudited revenues and operating income before restructuring costs of these business units aggregated $6,303,000 and $41,000, in the first quarter of fiscal 2000, respectively. Revenues and operating


4.    Restructuring Costs (continued)

losses aggregated $31,655,000 and $478,000 in fiscal 1999, respectively. As a result of the restructuring actions, depreciation has been discontinued on the facilities to be sold and amortization has been discontinued on the cost in excess of net assets of acquired companies which was written off. During the first quarter of fiscal 2000, discontinuing depreciation and amortization reduced the pretax operating loss of $209,000.

5.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company and its sister subsidiary, ThermoRetec Corporation, as well as their parent company, Thermo TerraTech Inc., would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company, ThermoRetec, and Thermo TerraTech would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios;
confirmation of anticipated tax consequences; the approval of the Board of Directors of ThermoRetec and Thermo TerraTech; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo TerraTech and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange
Commission of any necessary documents regarding the proposed transactions.

6.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company's businesses provide comprehensive engineering and outsourcing services and operate in four segments: Water and Wastewater Treatment, Process
Engineering and Construction, Highway and Bridge Engineering, and Infrastructure
Engineering. The Company's clients include municipalities, government agencies, and companies in the manufacturing, pharmaceutical, and chemical-processing industries. The Company's strategy is to market its technical expertise and low-cost solutions to a broad base of clients.




Overview (continued)

      In May 1997, Thermo TerraTech Inc. purchased a controlling interest in The
Randers Group Incorporated (Randers), a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. Subsequently, Thermo TerraTech entered into a definitive agreement to transfer its wholly owned engineering and consulting businesses (known as The Killam Group) to Randers in exchange for additional shares of Randers' common stock. As a result of these transactions, as approved at the January 1999 Special Meeting of the Company's Shareholders, the Killam Group was deemed to be the "accounting acquiror," and historical results for Randers have been restated to solely reflect the financial information of The Killam Group for periods prior to May
12, 1997, and to reflect the combined results of The Killam Group and Randers
(collectively, the Company) from May 12, 1997, the date on which Thermo
TerraTech became the majority-owner of Randers.

      The Randers division, comprised of Randers Engineering, Inc.; Redco
Incorporated; and Viridian Technology Incorporated, represents the Company's
Process Engineering and Construction segment. The Company's Killam Associates,
Inc.; Duncan, Lagnese and Associates, Incorporated; Killam Management and
Operational Services, Inc.; and E3-Killam, Inc. subsidiaries, represent the
Water and Wastewater Treatment segment and provide environmental consulting and engineering services and specialize in wastewater treatment and water resources management. The Company's BAC Killam Inc. subsidiary represents the Company's
Highway and Bridge Engineering segment and provides both private and public sector clients with a broad range of consulting services that address transportation planning and design. The Company's CarlanKillam Consulting Group,
Inc. subsidiary provides transportation and environmental consulting, professional engineering, and architectural services, and represents the Company's Infrastructure Engineering segment.

      In May 1999, the Company announced the planned sale of three businesses, the Randers division, which represents the Company's Process Engineering and Construction segment; BAC Killam, which represents the Company's Highway and Bridge Engineering segment; and E3-Killam, which represents a small component of the Company's Water and Wastewater Treatment segment (Note 4).

Results of Operations

First Quarter of Fiscal 2000 Compared With First Quarter of Fiscal 1999

      Revenues decreased to $18.6 million in the first quarter of fiscal 2000 from $20.1 million in the first quarter of fiscal 1999, primarily due to a decrease in contract revenue at the Process Engineering and Construction segment and the Water and Wastewater Treatment segment, due in part to a recession in the chemical industry. These decreases in revenues were offset in part by an increase in revenues at the Infrastructure Engineering segment due to an increase in demand.

      The gross profit margin remained unchanged at 25% in the first quarter of fiscal 2000 and 1999.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 17% in the first quarter of fiscal 2000 from 18% in the first quarter of fiscal 1999, due primarily to lower depreciation and amortization expenses as a result of the restructuring actions discussed in Note 4. The reduction in depreciation and amortization expenses had a favorable effect on pretax earnings of $0.2 million for the first quarter of fiscal 2000.

      During the first quarter of fiscal 2000, the Company recorded restructuring costs of $15.7 million in connection with the planned sale of three businesses (Note 4).

      Interest income increased to $0.2 million in the first quarter of fiscal
2000 from $0.1 million in the first quarter of fiscal 1999, primarily due to higher average invested balances.



First Quarter of Fiscal 2000 Compared with First Quarter of Fiscal 1999 (continued)

      The Company recorded a tax benefit of $0.5 million in the first quarter of fiscal 2000 on pretax losses of $13.9 million. The effective tax rate was lower than the statutory federal income tax rate principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $12.2 million (Note 4). The Company recorded a tax provision of $0.7 million in the first quarter of fiscal 1999 on pretax income of $1.5 million, resulting in an effective tax rate of 48%. The effective tax rate was higher than the statutory federal income tax rate, principally due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the impact of the state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $28.1 million at July 3, 1999, compared with $28.4 million at April 3, 1999. Included in working capital are cash and cash equivalents of $1.3 million at July 3, 1999, compared with $15.9 million at April 3, 1999. In addition, as of July 3, 1999, the Company had $15.5 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note
6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first quarter of fiscal
2000, $1.6 million of cash was provided by operating activities. During this period, $2.7 million of cash was provided by an increase in accounts payable and other current liabilities, primarily due to restructuring costs recorded during the first quarter of fiscal 2000, which were not paid as of July 3, 1999. An increase in accounts receivable used $2.0 million in cash, primarily due to the timing of customer payments. The days sales outstanding in unbilled contract costs and fees and in accounts receivable at July 3, 1999, were 44 and 71 days, respectively, compared with 48 and 59 days, respectively, at April 3, 1999.
Management does not believe that the change in the number of days sales outstanding is indicative of any trend that would materially affect the Company's future results of operations or liquidity.

      Excluding advances to affiliate activity (Note 6), the Company's primary investing activities in the first quarter of fiscal 2000 consisted of capital additions of $0.6 million. The Company expects to expend approximately $0.7 million for capital additions during the remainder of fiscal 2000.

      In the first quarter of fiscal 2000, the Company's financing activities used $0.1 million of cash for the repayment of long-term obligations.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo
TerraTech Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all.
The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers and vendors; and (iii) developing a contingency plan.


Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has been completed.
During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance.
The Company also evaluated the potential year 2000 impact on its critical non-information technology systems. The Company's efforts included testing the year 2000 readiness of its utility and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades or modifications to its critical non-information technology systems are required. As of July 3, 1999, the Company has upgraded or replaced its material noncompliant information technology systems. In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.

      The Company identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that its business operations will be materially disrupted by the year 2000 issue. The Company is following up with significant suppliers and vendors that have not responded to the Company's questionnaires. As of July 3, 1999, the Company is substantially complete with the majority of its assessment of third-party risk.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying manual or backup systems in the event of a failure of the Company's material information technology systems. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had not incurred material third-party expenses (external costs) related to year 2000 issues as of July 3, 1999, and the total external costs of year 2000 remediation are not expected to be material. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that the Company experiences year 2000 problems in its material information technology systems that cause the Company to be unable to access data, to process transactions, and to maintain accurate books and records. In such an event, the Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time.


Year 2000 (continued)

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Some services provided by the Company may involve the delivery to clients of third-party software and hardware. Accordingly, the Company may see an increase in warranty and other claims related to Company services that incorporate such software or hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year
2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's key suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year
2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

      The Company's exposure to market risk from changes in interest rates has not changed materially from its exposure at fiscal year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 12, 1999, the Company filed a Current Report on Form 8-K, dated as of May 5, 1999, with respect to modifications to the previously announced reorganization plan of the Company's ultimate parent, Thermo Electron
Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated as of May 24, 1999, with respect to certain pretax restructuring and other charges that will be taken by the Company.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1999.

                                                          THE RANDERS KILLAM GROUP INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.


