Form 10-Q
period 1999-10-02
RANDERS KILLAM GROUP INC
filed 1999-11-10
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                             Outstanding at October 29, 1999
  Common Stock, $.0001 par value                             25,434,719



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          THE RANDERS KILLAM GROUP INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,   April 3,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $15,015 under repurchase                          $ 1,380    $15,921
   agreement with related party in fiscal 1999)
 Advance to affiliate (Note 5)                                                          18,629          -
 Accounts receivable, less allowances of $1,036 and $1,291                              13,713     12,677
 Unbilled contract costs and fees                                                        8,247      9,942
 Prepaid and refundable income taxes                                                     1,710      1,735
 Prepaid expenses                                                                          546        433
                                                                                       -------    -------

                                                                                        44,225     40,708
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                 16,691     16,738
 Less:  Accumulated depreciation and amortization                                        5,883      5,373
                                                                                       -------    -------

                                                                                        10,808     11,365
                                                                                       -------    -------

Other Assets                                                                             1,838      1,966
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Companies (Note 4)                             31,419     44,106
                                                                                       -------    -------

                                                                                       $88,290    $98,145
                                                                                       =======    =======



                          THE RANDERS KILLAM GROUP INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,   April 3,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations                                           $ 1,127     $1,145
 Accounts payable                                                                        4,438      4,784
 Accrued payroll and employee benefits                                                   3,445      3,228
 Accrued income taxes                                                                    2,443      2,364
 Accrued restructuring costs (Note 4)                                                    2,542          -
 Other accrued expenses                                                                    407        669
 Due to parent company and affiliated companies                                            516         94
                                                                                       -------    -------

                                                                                        14,918     12,284
                                                                                       -------    -------

Deferred Income Taxes                                                                      997        997
                                                                                       -------    -------

Other Deferred Items                                                                     1,119      1,076
                                                                                       -------    -------

Long-term Obligations                                                                      716        774
                                                                                       -------    -------

Shareholders' Investment:
 Common stock, $.0001 par value, 30,000,000 shares authorized;                               3          3
   25,434,719 and 25,429,344 shares issued and outstanding
 Capital in excess of par value                                                         79,388     79,379
 Retained earnings (accumulated deficit)                                                (8,851)     3,632
                                                                                       -------    -------

                                                                                        70,540     83,014
                                                                                       -------    -------

                                                                                       $88,290    $98,145
                                                                                       =======    =======
















The accompanying notes are an integral part of these consolidated financial statements.



                          THE RANDERS KILLAM GROUP INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $18,019    $20,988
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       13,276     16,289
 Selling, general, and administrative expenses                                           3,060      3,290
 Restructuring costs (Note 4)                                                               57          -
                                                                                       -------    -------

                                                                                        16,393     19,579
                                                                                       -------    -------

Operating Income                                                                         1,626      1,409

Interest Income                                                                            256        159
Interest Expense                                                                           (42)       (40)
                                                                                       -------    -------

Income Before Income Taxes                                                               1,840      1,528
Income Tax Provision                                                                       918        709
                                                                                       -------    -------

Net Income                                                                             $   922    $   819
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 2)                                          $   .04    $   .03
                                                                                       =======    =======

Weighted Average Shares (Note 2):
 Basic                                                                                  25,431     25,429
                                                                                       =======    =======

 Diluted                                                                                25,523     25,429
                                                                                       =======    =======



















The accompanying notes are an integral part of these consolidated financial statements.


                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $ 36,622    $41,071
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       27,180     31,343
 Selling, general, and administrative expenses                                           6,189      6,879
 Restructuring costs (Note 4)                                                           15,725          -
                                                                                      --------    -------

                                                                                        49,094     38,222
                                                                                      --------    -------

Operating Income (Loss)                                                                (12,472)     2,849

Interest Income                                                                            455        284
Interest Expense                                                                           (75)       (83)
                                                                                      --------    -------

Income (Loss) Before Income Taxes                                                      (12,092)     3,050
Income Tax Provision                                                                       391      1,443
                                                                                      --------    -------

Net Income (Loss)                                                                     $(12,483)   $ 1,607
                                                                                      ========    =======

Basic and Diluted Earnings (Loss) per Share (Note 2)                                  $   (.49)   $   .06
                                                                                      ========    =======

Weighted Average Shares (Note 2):
 Basic                                                                                  25,430     25,429
                                                                                      ========    =======

 Diluted                                                                                25,430     25,455
                                                                                      ========    =======



















The accompanying notes are an integral part of these consolidated financial statements.


                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income (loss)                                                                    $(12,483)   $ 1,607
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash restructuring costs (Note 4)                                               12,999          -
     Depreciation and amortization                                                         977      1,369
     Provision for losses on accounts receivable                                            52        430
     Other noncash items                                                                  (135)      (193)
     Changes in current accounts:
       Accounts receivable                                                                (787)       174
       Unbilled contract costs and fees                                                  1,695     (1,123)
       Other current assets                                                                (88)      (239)
       Accounts payable                                                                   (346)       994
       Other current liabilities                                                         2,987      1,034
                                                                                      --------    -------

        Net cash provided by operating activities                                        4,871      4,053
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 5)                                                   (18,629)         -
 Purchases of property, plant, and equipment                                              (694)      (580)
 Proceeds from sale of property, plant, and equipment                                        9         13
 Other                                                                                     (50)      (106)
                                                                                      --------    -------

        Net cash used in investing activities                                          (19,364)      (673)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                          9          -
 Repayment of note payable and long-term obligations                                       (57)      (112)
                                                                                      --------    -------

        Net cash used in financing activities                                              (48)      (112)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (14,541)     3,268
Cash and Cash Equivalents at Beginning of Period                                        15,921      9,763
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  1,380    $13,031
                                                                                      ========    =======









The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by The Randers Killam Group Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and six-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the six-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                             October 2,  October 3, October 2, October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------ ----------  ---------- ---------- ----------

Basic
Net Income (Loss)                                               $   922    $    819   $(12,483)  $  1,607
                                                                -------    --------   --------   --------

Weighted Average Shares                                          25,431      25,429     25,430     25,429
                                                                -------    --------    -------   --------

Basic Earnings (Loss) per Share                                 $   .04    $    .03    $  (.49)  $    .06
                                                                =======    ========    =======   ========

Diluted
Net Income (Loss)                                               $   922    $    819   $(12,483)  $  1,607
                                                                -------    --------   --------   --------

Weighted Average Shares                                          25,431      25,429     25,430     25,429
Effect of Stock Options                                              92           -          -         26
                                                                -------    --------    -------   --------

Weighted Average Shares, as Adjusted                             25,523      25,429     25,430     25,455
                                                                -------    --------    -------   --------

Diluted Earnings (Loss) per Share                               $   .04    $    .03    $  (.49)  $    .06
                                                                =======    ========    =======   ========

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 17,000 of such options outstanding, with exercise prices ranging from $3.13 to $4.38 per share.


3.    Business Segment Information

                                                                Three Months Ended       Six Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Water and Wastewater Treatment                                 $ 9,932    $ 11,365    $20,588    $ 22,392
 Process Engineering and Construction                             2,623       4,433      5,411       9,222
 Highway and Bridge Engineering                                   3,405       3,569      6,603       6,485
 Infrastructure Engineering                                       2,119       1,557      4,120       3,073
 Intersegment sales elimination                                     (60)         64       (100)       (101)
                                                                -------    --------    -------    --------

                                                                $18,019    $ 20,988    $36,622    $ 41,071
                                                                =======    ========    =======    ========

Income (Loss) Before Income Taxes:
 Water and Wastewater Treatment (a)                             $ 1,535    $  1,536    $ 2,773    $  2,976
 Process Engineering and Construction (b)                          (334)        115     (6,261)        479
 Highway and Bridge Engineering (c)                                 398        (144)    (8,936)       (292)
 Infrastructure Engineering                                         304         165        494         321
 Corporate (d)                                                     (277)       (263)      (542)       (635)
                                                                -------    --------    -------    --------

 Total operating income (loss)                                    1,626       1,409    (12,472)      2,849
 Interest and other income, net                                     214         119        380         201
                                                                -------    --------    -------    --------

                                                                $ 1,840    $  1,528   $(12,092)   $  3,050
                                                                =======    ========   ========    ========

(a)  Includes restructuring costs of $0.4 million in the first six months of fiscal 2000.
(b)  Includes restructuring costs of $0.1 million and $5.8 million in the third quarter of fiscal 2000 and the first six months of fiscal 2000, respectively.
(c)  Includes restructuring costs of $9.5 million in the first six months of fiscal 2000.
(d)  Primarily general and administrative expenses.

      During the first six months of fiscal 2000, the Company recorded restructuring costs in connection with the planned sale of three businesses
(Note 4). As a result, total assets decreased by $200,000 at the Water and Wastewater Treatment segment, $4,778,000 at the Process Engineering and
Construction segment, and $8,021,000 at the Highway and Bridge Engineering segment.

4.    Restructuring Costs

      During the first six months of fiscal 2000, the Company recorded restructuring costs of $15,725,000 in connection with the planned sale of three businesses. These businesses consist of the Randers division, which constitutes the Company's Process Engineering and Construction segment; BAC Killam Inc., which represents the Company's Highway and Bridge Engineering segment; and E3-Killam Inc., which represents a small component of the Water and Wastewater
Treatment segment. These costs primarily include a write-off of $12,239,000 of cost in excess of net assets of acquired companies and a write-down of $760,000 of property and equipment to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale, $2,562,000 of ongoing lease costs for facilities that have been or will be exited in connection with the planned sale of these businesses, and $163,000 of severance costs for 9 employees across all functions, all of whom were terminated by October 2, 1999. The charges were noncash charges except for severance and ongoing lease costs. During the first six months of fiscal 2000, the Company expended $83,000 of the established reserve for severance and $100,000 for lease payments. As of October 2, 1999, the remaining obligation for the restructuring actions totaled $2,542,000, which represents ongoing lease costs and severance.
The Company expects to pay such costs through 2005, the expiration of the lease periods.



4.    Restructuring Costs (continued)

The Company expects to incur additional restructuring costs of approximately
$925,000, primarily for employee retention bonuses during the remainder of fiscal 2000. The bonuses are payable upon the sale of the businesses described above. Unaudited revenues and operating income before restructuring costs of these business units aggregated $12,626,000 and $139,000, in the first six months of fiscal 2000, respectively. Revenues and operating losses aggregated
$31,655,000 and $478,000 in fiscal 1999, respectively. As a result of the restructuring actions, depreciation has been discontinued on the facilities to be sold, amortization has been discontinued on the cost in excess of net assets of acquired companies which was written off, and rent expense is no longer recorded on facilities that have been abandoned. During the first six months of fiscal 2000, the absence of these costs reduced the pretax operating loss by $494,000.

5.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

6.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo TerraTech Inc. and Thermo Electron in exchange for $4.50 in cash per share, without interest. The merger had been originally announced as a stock for stock transaction pursuant to which shareholders of the Company would have received stock of Thermo Electron in exchange for their shares of the Company. Following the merger, the Company's common stock would cease to be publicly traded. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron and Thermo TerraTech intend to vote all of their shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of fiscal 2000.

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

Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Revenues decreased to $18.0 million in the second quarter of fiscal 2000 from $21.0 million in the second quarter of fiscal 1999, primarily due to a decrease in contract revenue at the Process Engineering and Construction segment and the Water and Wastewater Treatment segment, due in part to a recession in the chemical industry. These decreases in revenues were offset in part by an increase in revenues at the Infrastructure Engineering segment due to an increase in demand.

      The gross profit margin increased to 26% in the second quarter of fiscal
2000 from 22% in the second quarter of fiscal 1999, primarily due to lower overhead costs as a result of cost reduction efforts at the Water and Wastewater
Treatment segment and the Highway and Bridge Engineering segment. To a lesser extent, the gross profit margin increased due to an increase in revenues and greater utilization of personnel at the Infrastructure Engineering segment and a reduction in depreciation, amortization, and rent expenses at the businesses being sold, as a result of the restructuring actions discussed in Note 4. These increases were offset in part by a decrease in the gross profit margin at the Process Engineering and Construction segment, primarily due to a decrease in revenues without a proportional reduction in overhead costs.


Second Quarter Fiscal 2000 Compared with Second Quarter Fiscal 1999 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 17% in the second quarter of fiscal 2000 from 16% in the second quarter of fiscal 1999, primarily due to a decrease in revenues. This increase was offset in part by a reduction in depreciation, amortization, and rent expenses at the businesses being sold, as a result of the restructuring actions discussed in Note 4.

      Interest income increased to $0.3 million in the second quarter of fiscal
2000 from $0.2 million in the second quarter of fiscal 1999, primarily due to higher average invested balances.

      The effective tax rate was 50% and 46% in the second quarter of fiscal
2000 and 1999, respectively. The effective tax rates exceeded the statutory federal income tax rate in both periods, primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate increased in fiscal
2000, primarily due to certain losses for which state tax benefits could not be utilized.

First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999

      Revenues decreased to $36.6 million in the first six months of fiscal 2000 from $41.1 million in the first six months of fiscal 1999, primarily due to the reasons discussed in the results of operations for the second quarter.

      The gross profit margin increased to 26% in the first six months of fiscal
2000 from 24% in the first six months of fiscal 1999, primarily due to the reasons discussed in the results of operations for the second quarter.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 17% in the first six months of fiscal 2000 and 1999.
Selling, general, and administrative costs decreased to $6.2 million in fiscal
2000 from $6.9 million in fiscal 1999, primarily due to a reduction in depreciation, amortization, and rent expenses at the businesses being sold, as a result of the restructuring actions discussed in Note 4 and, to a lesser extent, cost reduction efforts.

      During the first six months of fiscal 2000, the Company recorded restructuring costs of $15.7 million in connection with the planned sale of three businesses (Note 4). The Company expects to incur additional restructuring costs of approximately $0.9 million, primarily for employee retention bonuses during the remainder of fiscal 2000.

      Interest income increased to $0.5 million in the first six months of fiscal 2000 from $0.3 million in the first six months of fiscal 1999, primarily due to higher average invested balances.

      The Company recorded a tax provision of $0.4 million in the first six months of fiscal 2000 on pretax losses of $12.1 million. The effective tax rate was lower than the statutory federal income tax rate, principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $12.2 million (Note 4). The Company recorded a tax provision of $1.4 million in the first six months of fiscal 1999 on pretax income of $3.1 million, resulting in an effective tax rate of 47%. The effective tax rate was higher than the statutory federal income tax rate, primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $29.3 million at October 2, 1999, compared with $28.4 million at April 3, 1999. Included in working capital are cash and cash equivalents of $1.4 million at October 2, 1999, compared with $15.9 million at April 3, 1999. In addition, as of October 2, 1999, the Company had $18.6 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron
Corporation (Note 5), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of fiscal 2000, $4.9 million of cash was



Liquidity and Capital Resources (continued)

provided by operating activities. During this period, $3.0 million of cash was provided by an increase in other current liabilities, primarily due to restructuring costs recorded during the first six months of fiscal 2000, which were not paid as of October 2, 1999. The Company expects to pay such costs, principally for ongoing leases, through 2005, the expiration of the lease periods. Cash of $1.7 million was provided by a decrease in unbilled contract costs and fees, primarily due to the timing of billings. An increase in accounts receivable used $0.8 million in cash, primarily due to the timing of customer payments. The days sales outstanding in unbilled contract costs and fees and in accounts receivable at October 2, 1999, were 42 and 71 days, respectively, compared with 67 and 59 days, respectively, at April 3, 1999. Management does not believe that the change in the number of days sales outstanding is indicative of any trend that would materially affect the Company's future results of operations or liquidity.

      Excluding advance to affiliate activity (Note 5), the Company's primary investing activities in the first six months of fiscal 2000 consisted of capital additions of $0.7 million. The Company expects to expend approximately $0.6 million for capital additions during the remainder of fiscal 2000.

      In the first six months of fiscal 2000, the Company's financing activities used $0.1 million of cash for the repayment of long-term obligations.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo
Electron, although it has no agreement to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers and vendors; and (iii) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. In the first phase of the program, the Company tested and evaluated its critical information technology systems and non-information technology systems for year 2000 compliance, which efforts included testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its utility and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations, the Company concluded that no material upgrades or modifications to its critical non-information technology systems were required. As of October 2, 1999, the Company has upgraded or replaced its material noncompliant information technology systems. In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.



Year 2000 (continued)

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company also followed up with significant suppliers and vendors that did not respond to the Company's questionnaires. To date, no significant supplier or vendor has indicated that its business operations will be materially disrupted by the year 2000 issue. As of October 2, 1999, the Company has completed the majority of its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying manual or backup systems in the event of a failure of the Company's material information technology systems. The Company may in the future modify or adjust its contingency plan as may be required, in the event that there are changes in the year 2000 readiness of its business systems and facilities and significant suppliers and vendors.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had not incurred material third-party expenses (external costs) related to year 2000 issues as of October 2, 1999, and the total external costs of year 2000 remediation are not expected to be material. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates has not changed materially from its exposure at fiscal year-end 1999.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1999.

                                        THE RANDERS KILLAM GROUP INC.



                                        /s/ Paul F. Kelleher
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        /s/ Theo Melas-Kyriazi
                                        Theo Melas-Kyriazi
                                        Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

 2.1 Agreement and Plan of Merger dated as of October 19, 1999, by and among Thermo Electron Corporation, RK Acquisition Corporation, and The Randers Killam Group Inc. (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K relating to events occurring on October 19, 1999 [File No. 1-11039] and incorporated herein by reference).

  27           Financial Data Schedule.
