Form 10-Q
period 2000-01-01
RANDERS KILLAM GROUP INC
filed 2000-02-11
CIK 830104

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
           ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 0-18095

                          THE RANDERS KILLAM GROUP INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                        38-2788025
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

27 Bleeker Street
Milburn, New Jersey                                        07041
(Address of principal executive offices                  (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                        Outstanding at January 28, 2000
 ------------------------------      -------------------------------
 Common Stock, $.0001 par value                 25,437,717

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          THE RANDERS KILLAM GROUP INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,   April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $15,015 under repurchase                          $ 2,084    $15,921
   agreement with related party in fiscal 1999)
 Advance to affiliate (Note 5)                                                          19,030          -
 Accounts receivable, less allowances of $1,049 and $1,291                              11,309     12,677
 Unbilled contract costs and fees                                                        7,842      9,942
 Prepaid and deferred tax asset                                                          1,550      1,735
 Prepaid expenses                                                                          242        433
                                                                                       -------    -------

                                                                                        42,057     40,708
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                 15,526     16,738
 Less:  Accumulated depreciation and amortization                                        5,770      5,373
                                                                                       -------    -------

                                                                                         9,756     11,365
                                                                                       -------    -------

Other Assets                                                                             1,930      1,966
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Companies (Note 4)                             31,195     44,106
                                                                                       -------    -------

                                                                                       $84,938    $98,145
                                                                                       =======    =======




                          THE RANDERS KILLAM GROUP INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1,   April 3,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations                                           $    82    $ 1,145
 Accounts payable                                                                        3,617      4,784
 Accrued payroll and employee benefits                                                   2,506      3,228
 Accrued income taxes                                                                    1,953      2,364
 Accrued restructuring costs (Note 4)                                                    2,484          -
 Other accrued expenses                                                                  1,356        669
 Due to parent company and affiliated companies                                            119         94
                                                                                       -------    -------

                                                                                        12,117     12,284
                                                                                       -------    -------

Deferred Income Taxes                                                                      997        997
                                                                                       -------    -------

Other Deferred Items                                                                     1,097      1,076
                                                                                       -------    -------

Long-term Obligations                                                                      694        774
                                                                                       -------    -------

Shareholders' Investment:
 Common stock, $.0001 par value, 30,000,000 shares authorized;                               3          3
   25,437,719 and 25,429,344 shares issued and outstanding
 Capital in excess of par value                                                         79,395     79,379
 Retained earnings (accumulated deficit)                                                (9,365)     3,632
                                                                                       -------    -------

                                                                                        70,033     83,014
                                                                                       -------    -------

                                                                                       $84,938    $98,145
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.




                          THE RANDERS KILLAM GROUP INC.


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $15,587    $20,816
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       11,237     16,140
 Selling, general, and administrative expenses                                           2,983      3,332
 Restructuring costs (Note 7)                                                            2,214          -
                                                                                       -------    -------

                                                                                        16,434     19,472
                                                                                       -------    -------

Operating Income (Loss)                                                                   (847)     1,344

Interest Income                                                                            253        177
Interest Expense                                                                           (20)       (38)
                                                                                       -------    -------

Income (Loss) Before Income Taxes                                                         (614)     1,483
Income Tax (Provision) Benefit                                                             100       (710)
                                                                                       -------    -------

Net Income (Loss)                                                                      $  (514)   $   773
                                                                                       =======    =======

Basic and Diluted Earnings (Loss) per Share (Note 2)                                   $  (.02)   $   .03
                                                                                       =======    =======

Basic and Diluted Weighted Average Shares (Note 2)                                      25,436     25,429
                                                                                       =======    =======






















The accompanying notes are an integral part of these consolidated financial statements.




                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 52,209   $ 61,887
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       38,417     47,483
 Selling, general, and administrative expenses                                           9,172     10,211
 Restructuring costs (Notes 4 and 7)                                                    17,939          -
                                                                                      --------   --------

                                                                                        65,528     57,694
                                                                                      --------   --------

Operating Income (Loss)                                                                (13,319)     4,193

Interest Income                                                                            708        461
Interest Expense                                                                           (95)      (121)
                                                                                      --------   --------

Income (Loss) Before Income Taxes                                                      (12,706)     4,533
Income Tax Provision                                                                       291      2,153
                                                                                      --------   --------

Net Income (Loss)                                                                     $(12,997)  $  2,380
                                                                                      ========   ========

Basic and Diluted Earnings (Loss) per Share (Note 2)                                  $   (.51)  $    .09
                                                                                      ========   ========

Weighted Average Shares (Note 2):
 Basic                                                                                  25,432     25,429
                                                                                      ========   ========

 Diluted                                                                                25,432     25,446
                                                                                      ========   ========



















The accompanying notes are an integral part of these consolidated financial statements.





                          THE RANDERS KILLAM GROUP INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    January 1, January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $(12,997)   $ 2,380
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Noncash restructuring costs (Notes 4 and 7)                                        15,213          -
     Depreciation and amortization                                                       1,479      2,086
     Provision for losses on accounts receivable                                            74        584
     Other noncash items                                                                  (199)      (307)
     Changes in current accounts:
       Accounts receivable                                                               1,689       (627)
       Unbilled contract costs and fees                                                  1,883        (60)
       Other current assets                                                                206        (91)
       Accounts payable                                                                 (1,167)     2,365
       Other current liabilities                                                         1,270        624
                                                                                      --------    -------

        Net cash provided by operating activities                                        7,451      6,954
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 5)                                                   (19,030)         -
 Purchases of property, plant, and equipment                                              (925)      (873)
 Proceeds from sale of property, plant, and equipment                                       14        121
 Other                                                                                    (211)      (131)
                                                                                      --------    -------

        Net cash used in investing activities                                          (20,152)      (883)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         16          -
 Repayment of note payable and long-term obligations                                    (1,152)      (293)
                                                                                      --------    -------

        Net cash used in financing activities                                           (1,136)      (293)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (13,837)     5,778
Cash and Cash Equivalents at Beginning of Period                                        15,921      9,763
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  2,084    $15,541
                                                                                      ========    =======









The accompanying notes are an integral part of these consolidated financial statements.




                          THE RANDERS KILLAM GROUP INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by The Randers Killam Group Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, the results of operations for the three- and nine-month periods ended January 1, 2000, and January 2, 1999, and the cash flows for the nine-month periods ended January 1, 2000, and January 2, 1999. Certain prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             January 1,   January 2, January 1, January 2,
(In thousands except per share amounts)                            2000         1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                               $  (514)   $    773    $(12,997)  $  2,380
                                                                -------    --------    --------   --------

Weighted Average Shares                                          25,436      25,429      25,432     25,429
                                                                -------    --------    --------   --------

Basic Earnings (Loss) per Share                                 $  (.02)   $    .03    $   (.51)  $    .09
                                                                =======    ========    ========   ========

Diluted
Net Income (Loss)                                               $  (514)   $    773    $(12,997)  $  2,380
                                                                -------    --------    --------   --------

Weighted Average Shares                                          25,436      25,429      25,432     25,429
Effect of Stock Options                                               -           -           -         17
                                                                -------    --------    --------   --------

Weighted Average Shares, as Adjusted                             25,436      25,429      25,432     25,446
                                                                -------    --------    --------   --------

Diluted Earnings (Loss) per Share                               $  (.02)   $    .03    $   (.51)  $    .09
                                                                =======    ========    ========   ========

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 1, 2000, there were 1,256,000 of such options outstanding, with exercise prices ranging from $1.90 to $4.38 per share.



3.    Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                              January 1,  January 2, January 1, January 2,
(In thousands)                                                      2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Water and Wastewater Treatment                                 $10,135    $ 10,785    $ 30,723    $ 33,177
 Process Engineering and Construction                             1,433       5,666       6,844      14,888
 Highway and Bridge Engineering                                   1,995       2,889       8,598       9,374
 Infrastructure Engineering                                       2,083       1,691       6,203       4,764
 Intersegment sales elimination                                     (59)       (215)       (159)       (316)
                                                                -------    --------    --------    --------

                                                                $15,587    $ 20,816    $ 52,209    $ 61,887
                                                                =======    ========    ========    ========

Income (Loss) Before Income Taxes:
 Water and Wastewater Treatment (a)                             $ 1,753    $  1,705    $  4,526    $  4,681
 Process Engineering and Construction (b)                        (2,583)         99      (8,844)        578
 Highway and Bridge Engineering (c)                                 (17)       (427)     (8,953)       (719)
 Infrastructure Engineering                                         254         227         748         548
 Corporate (d)                                                     (254)       (260)       (796)       (895)
                                                                -------    --------    --------    --------

 Total operating income (loss)                                     (847)      1,344     (13,319)      4,193
 Interest income, net                                               233         139         613         340
                                                                -------    --------    --------    --------

                                                                $  (614)   $  1,483    $(12,706)   $  4,533
                                                                =======    ========    ========    ========

(a)  Includes restructuring costs of $0.4 million in the first nine months of fiscal 2000.
(b)  Includes restructuring costs of $2.2 million and $8.0 million in the third quarter of fiscal 2000 and the first nine months of fiscal 2000, respectively.
(c)  Includes restructuring costs of $9.5 million in the first nine months of fiscal 2000.
(d)  Primarily general and administrative expenses.

      During the first nine months of fiscal 2000, the Company recorded restructuring costs in connection with the planned sale of three businesses
(Note 4) and subsequent sale of the Randers division (Note 7). As a result, total assets decreased by $200,000 at the Water and Wastewater Treatment segment, $6,992,000 at the Process Engineering and Construction segment, and $8,021,000 at the Highway and Bridge Engineering segment. In January 2000, the
Company sold substantially all of the assets, exclusive of certain real estate, of the Process Engineering and Construction segment (Note 7).

4.    Restructuring Costs

      During the first six months of fiscal 2000, the Company recorded restructuring costs of $15,725,000 in connection with the planned sale of three businesses. These businesses consist of the Randers division, which constitutes the Company's Process Engineering and Construction segment; BAC Killam Inc., which represents the Company's Highway and Bridge Engineering segment; and E3-Killam Inc., which represents a small component of the Water and Wastewater
Treatment segment. At the time the decision was made, the businesses to be sold were considered outside the future focus of the Company either because of low growth prospects, marginal profitability, or the need to invest significant capital to achieve desired returns. These costs primarily include a write-off of $12,239,000 of cost in excess of net assets of acquired companies and a write-down of $760,000 of property and equipment to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale, $2,562,000 of ongoing lease costs for facilities that have been or will be exited in connection with the planned sale of




4.    Restructuring Costs (continued)

these businesses, and $164,000 of severance costs for nine employees across all functions, all of whom were terminated as of January 1, 2000. During the third quarter of fiscal 2000, the Company recorded additional restructuring costs of $2,214,000 related to the sale of the Randers division (Note 7). The charges were noncash charges except for severance and ongoing lease costs. During the first nine months of fiscal 2000, the Company expended $103,000 of the established reserve for severance and $139,000 for lease payments. As of January
1, 2000, the remaining obligation for the restructuring actions totaled
$2,484,000, which represents ongoing lease costs and severance. The Company expects to pay such costs through 2005, the expiration of the lease periods. The
Company expects to incur additional restructuring costs of approximately
$400,000, primarily for employee retention bonuses during the remainder of fiscal 2000. The bonuses are payable upon the sale of the businesses described above. Unaudited revenues and operating losses before restructuring costs of these business units aggregated $16,415,000 and $216,000, respectively, in the first nine months of fiscal 2000. Revenues and operating losses aggregated
$31,655,000 and $478,000, respectively, in fiscal 1999. As a result of the restructuring actions, depreciation has been discontinued on the facilities to be sold, amortization has been discontinued on the cost in excess of net assets of acquired companies which was written off, and rent expense is no longer recorded on facilities that have been abandoned. The absence of these costs reduced the Company's pretax operating loss by approximately $270,000 and $764,000 in the third quarter of fiscal 2000 and the first nine months of fiscal
2000, respectively.

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



7.    Subsequent Events

Sale of The Randers Division

      On January 28, 2000, the Company sold substantially all of the assets and liabilities of the Randers division, exclusive of certain real estate, to a new corporation formed by a former vice president and director of the Company. The aggregate sales price is $538,000, which consists of a promissory note secured by certain real estate, payable in monthly installments with a final maturity in 2003 and bearing interest at 8.0%. The Company incurred a $2,214,000 loss on the sale, which has been included in restructuring costs in the accompanying statement of operations for the third quarter of fiscal 2000.

Proposed Sale of the Company

      On January 31, 2000, Thermo Electron announced that it plans to sell all of the Thermo TerraTech businesses, including the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

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

     The  Randers  division,  comprised  of  Randers  Engineering,  Inc.;  Redco
Incorporated;  Viridian  Technology  Incorporated;  and Randers  Group  Property
Corporation, represents the Company's Process Engineering and Construction segment. The Company's Killam Associates, Inc.; Duncan, Lagnese and Associates,
Incorporated;

Overview (continued)

Killam Management and Operational Services, Inc.; and E3-Killam, Inc.
subsidiaries represent the Water and Wastewater Treatment segment and provide environmental consulting and engineering services and specialize in wastewater treatment and water resources management. The Company's BAC Killam Inc.
subsidiary represents the Company's Highway and Bridge Engineering segment and provides both private and public sector clients with a broad range of consulting services that address transportation planning and design. The Company's
CarlanKillam Consulting Group, Inc. subsidiary provides transportation and environmental consulting, professional engineering, and architectural services, and represents the Company's Infrastructure Engineering segment.

      In May 1999, the Company announced the planned sale of three businesses, the Randers division, which represents the Company's Process Engineering and Construction segment; BAC Killam, which represents the Company's Highway and Bridge Engineering segment; and E3-Killam, which represents a small component of the Company's Water and Wastewater Treatment segment (Note 4). At the time the decision was made, the businesses to be sold were considered outside the future focus of the Company either because of low growth prospects, marginal profitability, or the need to invest significant capital to achieve desired returns. In January 2000, the Company sold the Randers division (Note 7).

Results of Operations

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999

      Revenues decreased to $15.6 million in the third quarter of fiscal 2000 from $20.8 million in the third quarter of fiscal 1999, primarily due to a decrease in contract revenue in the Process Engineering and Construction segment, due in part to a recession in the chemical industry and the announced sale of this business (Note 4). To a lesser extent, revenues decreased in the Highway and Bridge Engineering segment primarily due to the announced sale of this business. These decreases in revenues were offset in part by an increase in revenues in the Infrastructure Engineering segment due to an increase in demand.

      The gross profit margin increased to 28% in the third quarter of fiscal
2000 from 22% in the third quarter of fiscal 1999, primarily due to lower overhead costs as a result of cost reduction efforts in the Highway and Bridge
Engineering and the Water and Wastewater Treatment segments. To a lesser extent, the gross profit margin increased due to a reduction in depreciation, amortization, and rent expense at the businesses being sold, as a result of the restructuring actions discussed in Note 4, an increase in revenues and greater utilization of personnel in the Infrastructure Engineering segment, and a decrease in lower-margin revenues in the Process Engineering and Construction segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 19% in the third quarter of fiscal 2000 from 16% in the third quarter of fiscal 1999, primarily due to a decrease in revenues. This increase was offset in part by a reduction in depreciation, amortization, and rent expense at the businesses being sold, as a result of the restructuring actions, which decreased selling, general, and administrative expenses by $0.1 million in the third quarter of fiscal 2000.

      During the third quarter of fiscal 2000, the Company recorded restructuring costs of $2.2 million, in connection with the sale of the Randers division (Note 7).

      Interest income increased to $0.3 million in the third quarter of fiscal
2000 from $0.2 million in the third quarter of fiscal 1999, primarily due to higher average invested balances.



Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999 (continued)

      The Company recorded a tax benefit of $0.1 million in the third quarter of fiscal 2000 on pretax losses of $0.6 million. The effective tax rate was lower than the statutory federal income tax rate, principally due to nondeductible amortization of cost in excess of net assets of acquired companies. The Company recorded a tax provision of $0.7 million in the third quarter of fiscal 1999 on pretax income of $1.5 million, resulting in an effective tax rate of 48%. The effective tax rate exceeded the statutory federal income tax rate, primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

First Nine Months Fiscal 2000 Compared With First Nine Months Fiscal 1999

      Revenues decreased to $52.2 million in the first nine months of fiscal
2000 from $61.9 million in the first nine months of fiscal 1999, primarily due to the reasons discussed in the results of operations for the third quarter, as well as a decrease in revenues in the Water and Wastewater Treatment segment.

      The gross profit margin increased to 26% in the first nine months of fiscal 2000 from 23% in the first nine months of fiscal 1999, primarily due to the reasons discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 18% in the first nine months of fiscal 2000 from 16% in the first nine months of fiscal 1999, primarily due to a decrease in revenues. Selling, general, and administrative costs decreased to $9.2 million in fiscal 2000 from $10.2 million in fiscal 1999, primarily due to cost reduction efforts and a reduction in depreciation, amortization, and rent expenses at the businesses being sold that totaled $0.3 million, as a result of the restructuring actions discussed in Note 4.

      During the first nine months of fiscal 2000, the Company recorded restructuring costs of $17.9 million in connection with the planned sale of three businesses (Notes 4 and 7). The Company expects to incur additional restructuring costs of approximately $0.4 million, primarily for employee retention bonuses during the remainder of fiscal 2000.

      Interest income increased to $0.7 million in the first nine months of fiscal 2000 from $0.5 million in the first nine months of fiscal 1999, primarily due to higher average invested balances. Interest expense remained unchanged at $0.1 million in both periods.

      The Company recorded a tax provision of $0.3 million in the first nine months of fiscal 2000 on pretax losses of $12.7 million. The effective tax rate was lower than the statutory federal income tax rate, principally due to nondeductible charges, including the write-off of cost in excess of net assets of acquired companies of $12.2 million (Note 4). The Company recorded a tax provision of $2.2 million in the first nine months of fiscal 1999 on pretax income of $4.5 million, resulting in an effective tax rate of 47%. The effective tax rate was higher than the statutory federal income tax rate, primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

Liquidity and Capital Resources

      Consolidated working capital was $29.9 million at January 1, 2000, compared with $28.4 million at April 3, 1999. Included in working capital are cash and cash equivalents of $2.1 million at January 1, 2000, compared with $15.9 million at April 3, 1999. In addition, as of January 1, 2000, the Company had $19.0 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron
Corporation (Note 5), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first nine months of fiscal 2000, $7.5 million of cash was provided by operating activities. During this period, $1.3 million of cash was provided by an increase in other current liabilities, primarily due to restructuring costs recorded during the first nine months of fiscal 2000, which were not paid as of January
1, 2000. The Company expects to pay such costs, principally for ongoing leases, through 2005, the



Liquidity and Capital Resources (continued)

expiration of the lease periods. Cash of $1.9 million was provided by a decrease in unbilled contract costs and fees, primarily due to the timing of billings. A decrease in accounts receivable provided $1.7 million in cash, primarily due to the timing of customer payments. The days sales outstanding in unbilled contract costs and fees and in accounts receivable at January 1, 2000, were 46 and 63 days, respectively, compared with 67 and 59 days, respectively, at April 3, 1999.

      Excluding advance to affiliate activity (Note 5), the Company's primary investing activities in the first nine months of fiscal 2000 consisted of capital additions of $0.9 million. The Company expects to expend approximately
$0.4 million for capital additions during the remainder of fiscal 2000.

      In the first nine months of fiscal 2000, the Company's financing activities used $1.2 million of cash for the repayment of long-term obligations.

      On January 28, 2000, the Company sold substantially all of the assets and liabilities of the Randers division (Note 7).

      The Company generally expects to have positive cash flow from its existing operations. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates has not changed materially from its exposure at fiscal year-end 1999.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On October 21, 1999, the Company filed a Current Report on Form 8-K, dated
October 19, 1999, with respect to the execution of an Agreement and Plan of Merger.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of February 2000.

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
